Form 10KSB
period 1995-12-31
DEFINITION LTD
filed 1996-06-26
CIK 854877

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                          Commission File No. 33-30608

                                DEFINITION, LTD.
                 (Name of Small Business Issuer in Its Charter)

                                Nevada 75-2293489
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                  1334 Killian Drive, Lake Park, Florida 33403
               (Address of principal executive offices) (Zip Code)

                                 (407) 844-7701
                (Issuer's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                         Title of Name of each exchange
                         Each Class on which Registered

                                    None None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $.001 par value per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


     State registrant's revenues for its most recent fiscal year. $4,159,821

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 12b-2 of the Exchange Act).

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the close of business on December 31, 1995 was approximately $12,666,097 computed by reference to average bid and ask price of $3.125 as reported on April 24, 1996.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

As of April 30, 1996, there were 4,891,842 shares of Common Stock, par value $.001 per share, outstanding, held by approximately 1,164 stockholders of record.

             Transitional Small Business Disclosure Format: Yes No X


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

                                    BUSINESS


ITEM I            BUSINESS

         (a)      General Development of Business

         (1) Developments During the Fiscal Year Ended December 31, 1995.

     The Registrant (the "Company") was incorporated on March 13, 1989 in the State of Nevada. During the fiscal year ended December 31, 1995, the Registrant made further progress in implementing its new business plan commenced during 1994, and in realizing sales and revenues from its 1994 asset acquisitions. See
(2) below.

     In January 1995, the Registrant changed its Company name from "Stone Grill International, Inc." to "Definition, Ltd." to better reflect its activities in the television, computer and interactive electronic media industries. It was considered desirable to select a name which was symbolic of the goals and aspirations that the Board of Directors and management have for the Company, and which would be distinctive but still easy to recognize and pronounce. The name selected is "Definition, Ltd." since the interactive programming being developed will be delivered via a "high definition" communication system through fiber optic and satellite methods. The Company's goal is also to be a "defining influence" in the emerging interactive communications industry and to achieve a high level of customer service and product quality.

     In February of 1995, the Company's wholly-owned subsidiary, Interactive Systems, Inc. ("ISI") entered into a seven-year agreement with Academy Concepts, Inc. ("ACI"), Baltimore, Maryland, for the purpose of forming, equipping and maintaining an interactive, scholastic network system named the "Parent Academy Network" (the "Network"). The purpose of the Network is to provide interactive teaching materials to member schools, based upon a video and computer platform, utilizing materials from ACI's "Parent Academy," and ISI's broadcast film and media library. ISI serves as the exclusive technical provider and consultant to the Network. As of December 31, 1995, the Network included six (6) participating schools in the Baltimore, Maryland area. The Network is an outgrowth of ACI's Parent Academy, which has been acclaimed as a benefit to schools in the Baltimore, Maryland area, by bringing parents, teachers and students together in an enhanced learning partnership -- the Parent Academy has been credited with helping to increase student attendance and involvement while decreasing delinquency and crime in schools where its program has been implemented.

     Effective as of March 31, 1995, the Registrant enacted a 1-for-25 reverse stock split of its Common Stock. The principal reason for the "reverse" split was to increase the price per share at which the Company's Common Stock trades in the public market, with a view to attracting additional investors and brokerage houses to trade in the Company's stock. In March and April of 1995, two former directors, Messrs. Cahill and Diamond, resigned, respectively, due to other business obligations. In May, 1995, the Board selected Gerald Beeson as the Company's new Chief Executive Officer.

     Effective as of August 1, 1995, the Company's wholly-owned subsidiary, ISI, entered into an Agreement with Digital Ad Media, Palm Beach Gardens, Florida ("DAM"), for the sale of fifteen (15) out of eighteen (18) daily hours of broadcast air time (the "Air Time") owned by ISI, with availability beginning September 1, 1995. The Air Time was originally acquired by ISI effective as of December 1, 1994, from WAQ-TV 19, Inc. in West Palm Beach, Florida ("WAQ") for $3.5 million. DAM agreed to pay the sum of $4.2 million for the Air Time, payable as follows: $120,000 down payment (received by the Company on September 1, 1995), and a minimum of $204,000 payable quarterly thereafter until paid in full. Any unused Air Time does not carry over and must all be utilized by DAM by September 1, 2005. Additionally, effective as of December 31, 1995, the Company acquired the six (6) remaining, available hours of broadcast airtime from WAQ in a negotiated settlement.

        (2) Developments During the Fiscal Year Ended December 31, 1994.

     During the fiscal year ended December 31, 1994, the Registrant took steps to implement its new business plan. In August 1994, the Registrant's wholly-owned subsidiary, Interactive Systems, Inc. ("ISI") closed two acquisitions intended to advance the implementation of its business plan:

     First, effective as of August 18, 1994, ISI entered into an Agreement with Lopere Productions, Inc., Port Jefferson, New York ("LPI"), for the acquisition of 104 one-hour programs and 350 half-hour programs, consisting of certain copyrighted programs, documentaries, music blocks, educational, and other productions and film footage in exchange for a convertible promissory note in the principal amount of $5,250,000, bearing interest at the rate of 8% annually, with interest due and payable quarterly, which was converted at the election of LPI into 6,562,500 shares (pre-split) of the Company's common stock, par value $.001, and 165,789 shares of the Company's convertible preferred stock, par value $.01.

     Secondly, also effective as of August 18, 1994, ISI also entered into an Agreement with Royal Lane Studios, Inc., Dallas, Texas ("RLS"), for the acquisition of certain computer, cable TV and broadcast equipment in exchange for a convertible promissory note in the principal amount of $750,000, bearing interest at the rate of 8% annually, with interest due and payable quarterly, which was converted at the election of RLS into 2,343,750 (pre-split) shares of the Company's common stock, par value $.001, and 19,736 shares of the Company's convertible preferred stock, par value $.01.

     Late in 1994, ISI completed two additional acquisitions, completing its goals for the year:

     Effective as of December 1, 1994, ISI entered into an Agreement with Idea House, Inc., Lake Park, Florida ("IHI"), for the acquisition of studio equipment and leasehold improvements in exchange for a convertible promissory note in the principal amount of $250,000, bearing interest at the rate of 8% annually, with interest due and payable quarterly, which was converted at the election of IHI into 312,500 (pre-split) shares of the Company's common stock, par value $.001, and 7,018 shares of the Company's convertible preferred stock, par value $.01.

     Finally, effective as of December 1, 1994, ISI entered into two Agreements with WAQ-TV 19, Inc., West Palm Beach, Florida ("WAQ"), for the acquisition of:
(a) $3,500,000 in pre-paid air time; and (b) $650,000 in studio, broadcast, office equipment and other television station equipment and furnishings, respectively, in exchange for convertible promissory notes in the aggregate principal amount of $4,150,000, bearing interest at the rate of 8% annually, with interest due and payable quarterly, which were converted at the election of WAQ into an aggregate of 6,906,250 (pre-split) shares of the Company's common stock, par value $.001, and 98,071 shares of the Company's convertible preferred stock, par value $.01.stock, par value $.01.

         (b) Narrative Description of Business

     During 1994 the Registrant embarked upon a new business plan. During 1994 the Registrant began to acquire assets and seek business opportunities related to interactive media and communications. In furtherance of these plans, the Registrant acquired programming, a broadcast film library, computers, video, studio, broadcast and cable equipment, and pre-paid air time as described under I(a)1. above. In early 1995, the Registrant's Wholly-owned subsidiary, Interactive Systems, Inc. ("ISI") acquired an office and studio facility.

     During 1995, the Company's business included the production of direct response programming, and interactive programming for world wide application, including educational software, infomercials, interactive computer media, video, and the sale of television advertising media (utilizing broadcast air time through WAQ- TV 19 (West Palm Beach, Florida)). During 1995, the Company also utilized and sold, from time to time, primarily into foreign markets, copies of video, film clips and programming from its broadcast film library, which includes certain copyrighted programs, documentaries, newsreels, music blocks, and educational footage. ISI is currently involved in an computer-based, interactive educational network with Academy Concepts ("ACI") as previously described. Additionally, ISI is involved with the production of television programs for broadcast in the West Palm Beach, Florida and the Dallas/Fort Worth, Texas metropolitan areas, respectively. ISI is also engaged in the production of one-half hour infomercials for video and cable television broadcast.

     ISI is also seeking to develop customers and sales utilizing the "Internet." On April 10, 1996, the Registrant signed a letter of intent with WorldWide Marketing, a European-based firm ("WWM"), whereby WWM committed to use its best efforts to produce $20 million in product sales over a two-year period under a marketing program known as "Messagio d'amore" (message of love), with the use of broadcast and computer media on the Internet, owned or to be developed by the Company. Such sales are anticipated to be generated from both large and small specialty vendors and craftsmen located primarily in Verona, Italy. While this is not a binding contract, the Company's management believes that it represents a potentially significant source of future revenues for the Company.

     Ten percent (10%) or more of the Company's sales revenues during 1995 were attributable to each of WorldWide Marketing, Trento, Italy and Trefilerias Quijano, S.A., Porto, Portugal, respectively.

          Competition

     The computer media and interactive communications industries are highly competitive and are substantially controlled by a few number of large companies, such as computer software and telephone companies. The Registrant will necessarily be in competition with these and others who are well recognized in their industries, better capitalized and better staffed than the Registrant. The ultimate success of the Registrant will depend upon its ability to favorably compete in smaller, niche markets for its products and services, including targeted foreign markets.

          Governmental Regulation

     The Registrant is subject to various federal, state and local laws generally affecting its business. The Registrant is currently not subject to any material governmental regulations particular to its business. However, the interactive communications industry is currently in a state of rapid development and will potentially be affected by a broad range of federal and state regulations.

          Employees

     During the fiscal year ended December 31, 1995, the Registrant employed eleven (11) full-time and four (4) part-time persons. As of December 31, 1995, the Company's Chief Executive Officer and Secretary were employed full-time by the Company, but its President and other directors only devoted such time to the affairs of the Registrant as was necessary to assist in acquisitions and operations as needed and to attend Board of Director and Shareholder meetings.

ITEM 2            DESCRIPTION OF PROPERTY.

     On January 29, 1995 the Registrant's wholly-owned subsidiary, Interactive Systems, Inc. ("ISI"), purchased an office condominium located in Lake Park, Florida for $105,000 ($21,000 down and $84,000 bank mortgage). The facility contains approximately 4,000 square feet and is being utilized as the Registrant's principal office and production studios for ISI. The Registrant believes that such facility will be adequate for its immediate needs and short-term growth.

ITEM 3            LEGAL PROCEEDINGS

     The Registrant is not currently the subject of any material litigation.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Registrant's annual meeting of shareholders was held on October 20, 1995.
     (b) The following individuals were elected as directors, each of whose term continued after such meeting: Gerald Beeson, Gary A. Cooper, Anne Marie Villano and Michael DeLuise. David Holt, who had not previously served, was elected as a new director to fill a vacancy on the board.

(1)          Directors                     For       Against      Withhold
             ---------                  ---------    -------      --------
          Gerald Beeson                 2,686,903      -0-            40
          Gary A. Cooper                2,686,903      -0-            40
          Anne Marie Villano            2,686,903      -0-            40
          Michael DeLuise               2,686,903      -0-            40
          David L. Holt                 2,686,903      -0-            40

                                    PART II


ITEM 5            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     (a) Market Information. As of the date of this Report, the Registrant has only one class of equity securities outstanding, 4,891,842 shares of Common Stock, $.001 par value (the "Common Stock") are issued and outstanding.

     The principal market for the Registrant's Common Stock, its only class of publicly traded equity securities, is the over-the-counter market, specifically the Electronic Bulletin Board quotation system published by the National Quotation Bureau where the Registrant's Common Stock trades under the symbol "DFNL".

     The following table indicates the quarterly high and low bid price ranges of the Registrant's Common Stock as quoted by NASDAQ OTC Bulletin Board for the periods indicated. The outstanding Common Stock was "reverse" split 25-for-1 effective as of March 31, 1995. These quotations reflect market prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year Ended December 31, 1994:               High              Low
                                                  ------           ------
         First Quarter                             .020             .005
         Second Quarter                            .015             .005
         Third Quarter                             .045             .005
         Fourth Quarter                            .060             .005

Fiscal Year Ended December 31, 1995:
         First Quarter                            0.045            0.010
         Second Quarter                           1.8125           0.020
         Third Quarter                            5.625            1.6875
         Fourth Quarter                           5.00             2.25

Fiscal Year Ended December 31, 1996:
         First Quarter                            5.125            3.125

     As of April 24, 1996, the closing bid price was quoted at $3.25 by market makers.

     The company has never paid cash dividends on its Common Stock. The Registrant presently intends to retain future earnings, if any to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future on its Common Stock. Future dividend policy will depend on the Registrant's earnings, capital requirements, financial conditions and other relevant factors.

     (b) Holders. As of December 31, 1995, the number of holders of record of each class of the Registrant's equity securities issued and outstanding was as follows:

                                                               Number of
                  Title of Class                              Record Holders
                  --------------                              --------------
                  Common Stock, $.001                            1,164
                  par value per share

ITEM 6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Year Ended December 31, 1995 Compared to Year Ended December 31, 1993

     For the year ended December 31, 1995, Revenues were $4,159,821 compared to $1,337,461 for the year ended December 31, 1994. This increase of over 300% represents increased activity in the sale of air time, production of infomercials, educational and other TV programming by use of the Broadcast resource library in these productions and sales made in the foreign marketplace. General and administrative expenses for the year ended December 31, 1995 increased $136,685 over that of the previous year due to the increased activity by the corporation in acquisitions and expenses related to increased administrative and sales activity. The increase in consulting and professional fees of $97,776 was related to a contract entered into with an investment banking firm, formation and operation of the Parent Academy Television Network joint venture and the various contracts entered into during the year.

     Depreciation and amortization increased $731,104 from the fiscal year ended December 31, 1994 to December 31, 1995 as a direct result of the placement in use of the Broadcast and Resource Library acquired at the end of 1994.

     Total other expenses decreased from the year ended December 31, 1994 to the year ended December 31, 1995 by $20,864. The major items that attributed to this change were a valuation impairment of marketable securities in the amount of $413,758 in 1994 and a loss on write down of airtime credits from an affiliate in the year ended December 31, 1995 in the amount of $405,211. In 1995 there was also a loss from the joint venture in the amount of $48,705 and a loss on the sale of assets of $22,966. Interest expense decreased from 1994 to 1995 in the amount of $82,766 due to the conversion of certain promissory notes to equity.

     Net income from operations for the year ended December 31, 1995 increased by $670,002, a 74% increase, over the net income from operations for the year ended December 31, 1994. The increase was principally due to the increased sales effort in the foreign marketplace.

     Recognition of income from discontinued operations also had a positive effect on the net income of the company in the amount of $137,596 in 1995 and $509,028 in 1994. The increase in income from discontinued operations in 1994 reflected the recision of a contract that reflected a loss in the December 31, 1993 fiscal year. The income of $137,596 recognition was due to a gain from the disposition of a subsidiary corporation.

     During fiscal 1995 the company utilized the balance of its net operating loss carryover and for the first time in its history has accrued a provision for federal income taxes in the amount of $176,292.

     Net income for the year ended December 31, 1995 amounted to $1,050,108 or approximately $ 0.22 per share compared to $906,966, or $0.31 per share for the year ended December 31, 1994. However, income from operations amounted to $1,569,754 or approximately $0.32 per share in 1995 compared to $899,752, or approximately $0.31 per share. The net income from all sources for 1995 was $1,050,108 ($0.22 per share) compared to $906,966 ($0.31 per share) in the year ended December 31, 1994. The main reasons for the drop in the per share earnings are that for the first time the company accrued an expense for federal income tax, after utilization of all of the net operating losses, and a large increase in the number of shares outstanding due to issuance of stock for fees, conversion of notes payable and the conversion of preferred stock to common stock.

Results of Operations - Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     For the year ended December 31, 1994, Revenues were $1,337,461 compared to $-0- for the year ended December 31, 1993. This increase in revenues represents increase activity in the production and the use of the Broadcast resource library in these productions. There was also a one time recognition of deferred revenue of $811,085 included in the revenues for the year ended December 31, 1994.

     General and administrative expenses for the year ended December 31, 1994 increased $43,758 over that of the previous year due to the increased activity by the corporation in acquisitions and the productions completed for sale in the broadcast segment of the company's business. The increase in consulting and professional fees of $78,670 and the increase in Depreciation and amortization of $51,843 from December 31, 1993 to 1994 were the result of the fees and expenses incurred in the acquisitions of the assets and related depreciation for the year ended December 31, 1994.

     Total other expenses increased from the year ended December 31, 1993 to the year ended December 31, 1994 by $365,540. This increase was due in large part by a valuation impairment of marketable securities in the amount of $413,758 and an increase in interest expense in the amount of $87,672.

     Net income from continuing operations increased by $593,864 in the fiscal year ended December 31, 1994 over the year ended December 31, 1993. This increase was principally due to increased operations and the recognition of deferred revenue in the year ended December 31, 1994.

     The recognition of income from discontinued operations also had a positive effect on the income of the company in the amount of $509,028 for the year ended December 31, 1994. The year ended December 31, 1993 showed a loss from discontinued operations in the amount of $754,845. The increase in income in 1994 from discontinued operations was largely due to the recision of a contract that reflected a loss in the December 31, 1993 fiscal year.

     Net income for the year ended December 31, 1994 was $906,966 or $0.31 per share, compared to a loss in the amount of $950,771, or a loss of $0.45 per share, reflected in the financial statements for the year ended December 31, 1993.

Liquidity and Capital Resources

         Fiscal Year Ended December 31, 1994

     During the fiscal year ended December 31, 1995, the Company incurred a positive working capital ratio. The working capital ration of approximately 4:1 is the direct result of the sales that have resulted in a large increase in accounts receivable. Also, the current liabilities of the Company decreased by $32,471.

     Management believes that during the fiscal year ending December 31, 1995 cash flows from continuing operations and accounts receivable will be sufficient to cover current working capital needs.

ITEM 7            FINANCIAL STATEMENTS

     The financial statements and independent auditor's report for the year ended December 31, 1995, and required in response to Item 7 of this Report, is presented beginning on page F-1.

(i)       Report of Independent Certified Public Accountants

(ii)      Balance Sheet - as of December 31, 1995 and 1994

(iii)     Income Statement - Years ended December 31, 1995 and 1994

(iv) Statement of Changes in Stockholders' Equity - Years Ended December 31, 1995 and 1994

(v)       Statement of Cash Flows - Years ended December 31, 1995 and 1994

(vi)      Notes to Financial Statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's certifying accountant, S. W. Hatfield + Associates, C.P.A.'s, Dallas, Texas, resigned effective as of October 27, 1995. The Company was informed that such resignation was due to increased business and related travel commitments. The former accountant's report on the audit of the Company's financial statements for the years ended December 31, 1993 and December 31, 1994, respectively, contained a qualification as to the Company's ability to continue as a going concern. No dispute, difference of opinion or disagreement exists with the former accountant with respect to the Company's financial statements reviewed or reported on by such accountant, nor has such accountant advised the Company of any reportable facts or events described under Item 304(a)(1) of Regulation S-K of the Securities Act of 1933, as amended.

     Effective as of November 9, 1995, the Company's Board of Directors approved the engagement of Smith, Dance & Company, C.P.A.'s, Irving, Texas, as the Company's new certifying accountant.

                                    PART III

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)      Identification of Directors and Executive Officers.

(i) Directors. The following table sets forth as of May 15, 1996: (1) the names and ages of the directors and the positions held by each person; and (ii) any period during which he has served.

                       Term of
                      Office as                                      Period
Name                  Director    Position                 Age       Served
- ----                  ---------   --------                 ---       -------
Gerald Beeson          1 year     Chief Executive Officer
                                   and Director             61       1995-96

Gary A. Cooper         1 year     President and Director    52       1993-96
Anne Marie Villano     1 year     Secretary and Director    30       1993-96

Michael DeLuise        1 year     Director                  45       1993-96

David L. Holt          1 year     Director                  51       1995-96

   The present Board of Directors and officers were all elected in October 1995. All directors of the Registrant hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

     (ii) Officers. The following table sets forth as of May 15, 1996: (1) the names and ages of the officers and the positions held by each person; and (ii) any period during which he has served.

                               Office with                       Officer
         Name                  Registrant                Age     Since
         ----                  -----------               ---     -------
         Gerald Beeson         Chief Executive Officer    61      1995

         Gary A. Cooper        President                  52      1993

         Anne Marie Villano    Secretary                  30      1993

     The respective executive officers are elected by the Board of Directors after an annual meeting of the stockholders and hold office until their successors are chosen and qualified, or until death, their resignation or removal from office.

(iii) Background of Directors and Officers.

     Gerald Beeson, age 61, brings to the Company over 30 years of business and financial management experience. He has served as a Senior Vice President of
Business Development at First Western National Bank, Plano, Texas; Vice President of Business Development at Fidelity National Bank, Dallas, Texas; and Vice President of Business Development at Capital Bank, Dallas, Texas; respectively. From 1958 to 1986 he served as President of Dallas Cash Register Company, Dallas, Texas. He currently serves as President of CHM Satellite Communications, Inc., Dallas, Texas.

     Gary A. Cooper, age 52, brings to the Company over 20 years of telecommunications engineering, sales and management experience as a systems engineer, regional sales manager and consultant in broadcast and cable television, radio and RF system engineering. Mr. Cooper holds an FCC commercial license, a Society of Broadcast Engineers certificate as a Professional Engineer and is a long standing member of the Society of Motion Picture and Television Engineers.

     Anne Marie Villano, age 30, brings to the Company over 7 years of television broadcast operational experience at WAQ-TV 19 in West Palm Beach, Florida where she serves as general manager.

     Michael DeLuise, age 45, has spent over 20 years in the management of a marketing, advertising, public relations and promotions firm representing high profile clients such as The New York Philharmonic, Radio City Music Hall and The John F. Kennedy Center. He has served as President of DeLuise, Hirchman and Holley a full service marketing firm with offices in New York, Boston and Washington D.C. He is currently Assistant Vice President of Public Relations for Hofstra University in New York.

     David L. Holt, age 51, has 25 years experience in design engineering and, more recently, in robotics. During the past five years, Mr. Holt has been employed as design engineer and systems manager for KBA Motter Corp., Motion Control, Inc., Butler Services (contract) and Cybex Tech Inc./Robotronics Inc. (contract), respectively. He has significant experience in AutoCAD and related computer systems.

(iv) Directorships

     Each director of the Registrant has indicated to the Registrant that he or she is not a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such act or any investment company registered under the Investment Registration Act of 1940.

(b) Identification of Certain Significant Employees: None

(c) Family Relationships

     No family relationship exists between any officer or director of the Registrant.

(d) Involvement in Certain Legal Proceedings

     No event listed in  Sub-paragraphs  (1) through (4) of Subparagraph  (d) of
Item 401 of Regulation S-B has occurred with respect to any executive officer or director of the Registrant during the past five years and which is material to an evaluation of the ability or integrity of such director or officer.

ITEM 10           EXECUTIVE COMPENSATION

The Registrant qualifies as a "small business issuer" as that term is defined by
Item 10(a)(1) of Regulation S-B.

                       COMPENSATION OF EXECUTIVE OFFICERS

     The following tabulation sets forth certain information with respect to compensation paid or earned or services in all capacities to the Company for the fiscal year ended December 31, 1995, of those persons who were at December 31, 1995 (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Registrant (the "Named Officers").

                           Summary Compensation Table

                                 Annual                          Long Term
                               Compensation                    Compensation
Names and           -----------------------------------   ---------------------
Principal                                                 Stock Options    SAR/
Position             Year    Salary      Bonuses  Other     (Shares)      Other
- ------------        ------   -------     -------  -----   -------------   -----
Gerald Beeson
Chairman             1995    $14,000 (1)   -0-     -0-         -0-         -0-

Gary A. Cooper,
President            1995    $ -0-         -0-     -0-         -0-         -0-

Anne Marie Villano,
Secretary            1995    $36,000       -0-     -0-         -0-         -0-
- ------------

(1) Represents only a partial year salary.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

            The Registrant does not have a Stock Option or SAR Plan.

        AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION/SAR VALUE
                                      TABLE

The Registrant does not have a Stock Option or SAR Plan.

                            LONG-TERM INCENTIVE PLANS

The Registrant does not have any long-term incentive plans.

                            COMPENSATION OF DIRECTORS

During 1995 each of the five directors received $300 for attending Board meetings.

               EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND
                         CHANGE IN CONTROL ARRANGEMENTS

     No executive officer of the Registrant is employed pursuant to a written employment agreement.

     During the fiscal year ended December 31, 1995, no officer, director or principal stockholder of the Registrant either received or is to receive any remuneration as a result of either: (i) the termination of such person's employment, whether by resignation, retirement or otherwise; or (ii) a change of control of the Registrant or a change in such individual's responsibilities following a change of control of the Registrant.

                         REPORT ON REPRICING OF OPTIONS

     During the fiscal year ended December 31, 1995, no options were granted by the Registrant and accordingly, no options were repriced.

ITEM 11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information regarding the Registrant's Common Stock beneficially owned at December 31, 1995, (i) by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over 5% or more of the Registrant's Common Stock, (ii) by each of the Registrant's Directors, and (iii) by all officers and Directors as a group. At December 31, 1995, there were outstanding 4,891,842 shares of Common Stock of the Registrant. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty days.

       Name and                   Number of Shares          Percentage of
       Address or                 of Common Stock             Beneficial
       Identity of Group          Beneficially Owned          Ownership
       -----------------          ------------------        --------------
       Gary Cooper (1)                45,391                     0.93%
       371 Oakview Drive
       Lewisville, Tx 75067

       Gerald Beeson (2)              31,400                     0.64%
       1400 Turtle Creek
       Suite 177
       Dallas, Texas 75207

       Anne Marie Villano (3)         40,000                     0.82%
       1334 S. Killian Dr.
       Lake Park, Fl 33403

       Michael DeLuise (4)            40,000                     0.82%
       565 Caledonia Road
       Dix Hills, NY  11746

       David L. Holt (5)               -0-                        -0-
       3429 Morning Star Lane
       Garland, Texas 75043

       F.P.I., Inc. (6)              419,400                     8.57%
       C/O Felice Padnos
       1176 Oxford Court
       Highland Park, Il 60035

       Lopere Productions, Inc.      262,500                     5.37%
       661 Old Town Road
       Port Jefferson, NY 11776
       -----------------------      --------                    -------
       All Officers and              156,791                     3.21%
       Directors as a               ========                    =======
       Group (5 persons)


         (1)      Mr. Cooper is President and Director of the Registrant.
         (2)      Mr. Beeson is Vice President and Director of the Registrant.
         (3)      Ms. Villano is Secretary and Director of the Registrant.
         (4)      Mr. DeLuise is a Director of the Registrant.
         (5)      Mr. Holt is a Director of the Registrant.
         (6) F.P.I., Inc. served as a financial consultant to the Registrant from October 1995 to April 1996. Does not include 150,000 shares due as of March 31, 1996 as bonus compensation under the Consulting Agreement.

     (c)      Changes in Control.   None

ITEM 12           CERTAIN RELATIONSHIPS AND TRANSACTIONS

         (a)      Transactions with Management and Others.

     In August and December 1994, the Registrant acquired certain broadcast assets and airtime from Royal Lane Studios, Inc. and WAQ-TV 19, Inc., companies controlled by certain shareholders of the Registrant, respectively, for convertible notes equal to $750,000 and $4,150,000, respectively.

     As of December 31, 1995, the Registrant owed $641,879 in loans or advances made to the Registrant by shareholders or companies controlled by shareholders, respectively.

     During 1995, as a result of the acquisition of broadcast airtime from WAQ-TV 19, Inc. ("WAQ"), a company controlled by a shareholder of the Registrant, the Registrant uses the broadcast station as an agent for the sale of purchased airtime. WAQ serves as the collection agent for the Registrant and is paid (or to WAQ's sales representatives) a commission equal to 15% of gross sales generated by the broadcast station. Additionally, the Registrant pays certain operating expenses on behalf of WAQ related to such sales. 1995 revenue attributable to WAQ was $303,315 and costs of sales were $366,000.

     The Registrant had acquired $1,575,000 in deferred advertising credits from an unrelated party in exchange for common stock. In an unrelated matter to the Registrant, a shareholder/consultant to the Registrant acquired such stock in settlement of a civil lawsuit. Since the unrelated third party was not performing under the terms of its agreement with the Registrant, it was negotiated with the shareholder/consultant to the Registrant to either transfer such stock to the Registrant or to provide the Registrant with the equivalent in airtime. As a result, effective as of December 31, 1995, the Registrant received an additional six (6) hours of airtime from WAQ for a period of fifteen (15) years. This transaction provided the Registrant with the entire 24 hours of airtime of WAQ (less 15 hours sold outright during 1995). Accordingly, all advertising revenues from WAQ are now paid to the Registrant.

     The Registrant pays CHM Satellite Communications, Inc. ("CHM"), a company whose President is the Registrant's CEO, for consulting and professional services. During 1995, the Registrant paid CHM approximately $103,215 for consulting and professional fees. The Company also recognized $32,000 in revenues from CHM in 1995.

     The Registrant utilizes the video production services of Royal Lane Studios, Inc., a company controlled by a shareholder of the Registrant. During 1995, the Registrant accrued approximately $493,390 for such services and paid $34,000 in consulting fees to this affiliate.

     During 1995, the Registrant paid or accrued approximately $40,110 for legal, accounting and consulting services to three individuals who were or are either direct shareholders of the Registrant or affiliated with corporate shareholders of the Registrant.

         (b)      Not applicable

         (c)      Parents of Registrant.   None.

         (d)      Transactions with Promoters   None.

                                     PART IV

ITEM 13           EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)      Exhibits Required by Item 601 of Regulation S-B

Exhibit
Number       Title of Document and Location
 3(i)(1)     Articles of Incorporation2
 3(i)(2)     Certificate of Amendment of Articles of Incorporation5
 3(i)(3)     Certificate of Designation of Rights, Restrictions of Series A
                Convertible Preferred Stock1
 3(ii)       By-Laws2
 4(a)        Form of Common Stock Certificate (specimen)5
 5           Opinion regarding legality of issuance2
10(a)        Agreement with Wall Street Connections, Inc. dated August 18, 19945
10(b)        Agreement with Lopere Productions, Inc. dated August 18, 19943
10(c)        Agreement with Royal Lane Studios, Inc. dated August 18, 19943
10(d)        Agreement with Idea House, Inc. dated December 1, 19944
10(e)        Agreement with WAQ-TV  19, Inc. dated December 1, 19944
10(f)        Agreement with Academy Concepts Inc. dated February 2, 19955
10(g)        Adjustable Rate Note and Commercial Mortgage dated February 19955
10(h)        Agreement with E&F Investors, Ltd. dated June 7, 19951
10(i)        Agreement with Digital Ad Media dated August 1, 19956
10(j)        Agreement with Redstone Securities, Inc. dated October 31, 19951
10(k)        Agreement with F.P.I., Inc. dated November 30, 19951
10(l)        Warrant Agreement with AMC Consulting, Inc. dated January 8, 19961
21           Subsidiaries of the Registrant5

     1Filed herewith.
     2Previously  Included  with form S-1 filed on August 4,  1992.
     3Previously filed with Report on Form 8-K filed on September 19, 1994. 4Previously filed with Report on Form 8-K filed on December 14, 1994. 5Previously filed with Annual Report on Form 10-KSB filed on June 7, 1995. 6Previously filed with Report on Form 8-K filed on September 12, 1995.


         (b)      Reports of Form 8-K

     The following reports on Form 8-K have been filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1995 or subsequent to year end:

     Report on Form 8-K filed November 13, 1995, reporting a change in the Registrant's certifying accountants from S. W. Hatfield + Associates to Smith, Dance & Company.

     Amendment to Report on Form 8-K filed November 29, 1995, reporting the approval of the Registrant's former certifying accountant with the disclosure contained in the Form 8-K filed November 13, 1995.

                                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22d day of May, 1996.
                                                 DEFINITION, LTD.

                                                 By: /S/ GERALD BEESON
                                                 Gerald Beeson,
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

         Signatures           Title                     Date
         ----------           -----                     ----

/S/ GERALD BEESON             C.E.O and Director        May 22, 1996
Gerald Beeson


/S/ GARY COOPER               President and Director    April 19, 1996
Gary Cooper


/S/ ANNE MARIE VILLANO        Secretary and Director    April ___, 1996
Anne Marie Villano


/S/ MICHAEL DELUISE           Director                  April ___, 1996
Michael DeLuise


/S/ DAVID L. HOLT             Director                  April ___, 1996
David L. Holt

INDEPENDENT  AUDITOR'S REPORT
Board of Directors and Shareholders of Definition,Ltd.

     We have audited the accompanying consolidated balance sheet of Definition, Ltd. (a Nevada corporation) and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 1994 consolidated financial statements were audited by other auditors whose report dated May 25, 1995 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Definition, Ltd. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. As discussed in Note 15 to the financial statements, certain errors resulting in an overstatement of previously reported assets and additional paid-in capital as of December 31, 1994, were discovered by management of the Company during the current year. Accordingly, the 1994 financial statements have been restated to correct the error.





SMITH,DANCE &COMPANY
Irving, Texas
May 17, 1996

                                DEFINITION, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994




                                     ASSETS

                                                         1995          1994
                                                         ----          ----

Current assets:
 Cash and cash equivalents (Note 1)                   $177,450       $11,227
 Notes receivable (Note 6)                             210,000          -
 Accounts receivable - net of allowance for
 doubtful accounts of $25,000 and $0, at 1995
 and 1994, respectively (Note 1)                     3,129,480       313,667
 Accounts receivable - affiliates (Note 12)               -           45,000
 Accounts receivable - other                            10,520           829
 Inventory (Note 1)                                       -           56,664
                                                    -----------   -----------

          Total current assets                       3,527,450       427,387
                                                    -----------   -----------

Property and Equipment (Notes 1, 11 and 15):
 Broadcast resource library                          2,985,536     2,983,036
 Computer, production and broadcast equipment          814,896       795,147
 Building and improvements                             250,141       141,857
 Other                                                     887           887
                                                    -----------   -----------
                                                     4,051,460     3,920,927
    Accumulated depreciation                          (878,390)      (56,344)
                                                    -----------   -----------

          Net property and equipment                 3,173,070     3,864,583
                                                    -----------   -----------

Other Assets:
 Contracts and accounts receivable - long-term
  portion net of deferred revenue of $1,184,670
  and $0, at 1995 and 1994, respectively (Note 5)    1,876,430        61,333
 License agreement, net of accumulated amortization
  of approximately $156,302 (Notes 1 and 7)               -          174,698
 Equity investment in joint venture and other
  companies (Note 8)                                   330,602        10,200
                                                    -----------   -----------

          Total other assets                         2,207,032       246,231
                                                    -----------   -----------

          TOTAL ASSETS                              $8,907,552    $4,538,201
                                                    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               DEFINITION, LTD.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994




                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      1995           1994
                                                     ------         ------
Current liabilities:
 Cash overdraft                                    $   -          $   2,617
 Current portion of long-term debt (Note 10)          1,330            -
 Accounts payable - trade                            28,735         241,156
 Accounts payable - affiliates (Note 12)            641,879         663,474
 Federal income tax payable (Note 9)                184,787            -
 Accrued interest expense - affiliates (Note 12)       -              2,383
                                                  ----------      ----------

          Total current liabilities                 856,731         909,630

Long-term debt (Note 10)                             81,777            -
                                                  ----------      ----------

          Total  liabilities                        938,508         909,630

Commitments and contingencies (Note 13)                -               -

Minority interest in equity of subsidiary              -             31,513

Shareholders' equity (Notes 11 and 15):
 Preferred stock - $.01 par value; 5,000,000
  shares authorized, Series A - 500,000 shares
  allocated; -0- and 290,614 shares issued and
  outstanding, at 1994                                 -              2,906
 Common stock, $.001 par value, 100,000,000
  shares authorized,4,891,842 and 4,019,695
  shares issued and outstanding,at 1995 and
  1994, respectively                                  4,892           4,020
 Additional paid-in capital                       9,650,422       9,648,388
 Retained earnings (deficit)                         66,852        (983,256)
                                                 ----------       ----------
                                                  9,722,166       8,672,058

Deferred advertising and broadcast airtime
 credits (Notes 4 and 5)                         (1,753,122)     (5,075,000)
                                                 ----------       ----------

          Total shareholders' equity              7,969,044       3,597,058
                                                 ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 8,907,552      $4,538,201
                                               ============     ============



   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-Year Period Ended December 31, 1995, 1994 and 1993

                                      1995           1994           1993
Revenues (Note 1):                    ----           ----           ----
 Domestic                         $ 1,201,051     $ 1,232,461    $     -
 International                      2,958,770         105,000          -
                                  -----------     -----------    -----------

   Total revenues                   4,159,821       1,337,461          -

Cost of revenues                    1,390,579         203,786          -
                                  -----------     -----------    -----------

Gross Revenue                       2,769,242       1,133,675          -

Operating expenses:
 General and administrative           180,443          43,758          -
 Consulting and other
  professional fees                   196,998          99,222       20,552
 Depreciation and amortization        822,047          90,943       39,100
       Total operating expenses     1,199,488         233,923       59,652
                                  -----------     -----------    -----------

Income (loss) from operations       1,569,754         899,752      (56,652)

Other income (expenses):
 Interest and other income              1,222            -           3,665
 Loss from joint venture              (48,705)           -             -
 Interest expense                      (5,290)        (88,056)        (384)
 Loss on sale of assets               (22,966)           -             -
 Valuation impairment of marketable
  securities                             -           (413,758)         -
 Loss on write down of airtime
  credits from an affiliate          (405,211)           -             -
 Bad debt reserve for uncollectible
  amounts due from affiliates            -               -        (139,555)
                                   -----------     ------------  -----------

 Total other income (expenses)       (480,950)       (501,814)    (136,274)
                                   -----------     ------------  -----------

Income(loss) before income taxes
 and discontinued operations        1,088,804         397,938     (192,926)

Provision for income taxes
 (Note 9)                             176,292            -            -
                                   -----------     ------------  -----------

Income (loss) from continuing
 operations                           912,512         397,938     (192,926)

Discontinued operations:
 Loss from operations of Stone
  Grill Restaurants, Inc.and UPM,
  Inc., net of applicable income
  taxes of $0, $0 and $0,
  respectively                           -               -         (89,581)
 Loss from New Alpine Productions,
  Inc. net of applicable income
  taxes of $0, $0 and $0,
  respectively                           -           (114,871)    (682,748)
 Loss on recision of acquisition of
  television broadcast properties
  and related costs                      -           (251,821)        -
 Gain from forgiveness of accounts
   payable                               -            112,898         -
 Minority interest in gain of New
  Alpine Productions, Inc.            137,596         762,822       17,484
                                   ----------       ----------   -----------

Total effect of discontinued
 operations                           137,596         509,028     (754,845)
                                   ----------       ----------   -----------

Net income (loss)                 $ 1,050,108       $ 906,966    $(947,771)
                                  ===========       ==========   ===========


 The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
            Three-Year Period Ended December 31, 1995, 1994 and 1993


                                        1995           1994          1993
                                        ----           ----          ----
Income (loss) from continuing
 operations                         $  912,512     $ 397,938    $ (195,926)
Total effect of discontinued
 operations                            137,596       509,028      (754,845)
                                     ---------     ---------    -----------

Net income (loss)                   $1,050,108     $ 906,966    $ (950,771)
                                    ==========     ==========   ===========

Earnings per common share and common stock equivalents (Note 1):

Income (loss) per weighted-average share of common
 stock outstanding
  Primary
   From operations                  $  0.19        $   0.14     $  (0.09)
   From discontinued operations        0.03            0.17        (0.36)
                                    ----------     ----------   -----------

Total primary earnings per share    $  0.22        $   0.21     $  (0.45)
                                    ==========     ==========   ===========

  Fully diluted
   From operations                  $  0.19        $   0.13     $  (0.09)
   From discontinued operations        0.03            0.17        (0.36)
                                    ----------     ----------   -----------

Total fully diluted earnings per
 share                              $  0.22        $   0.30     $  (0.45)
                                    ==========     ==========   ===========


Weighted average number of common
 shares outstanding
     Primary                        4,891,842       2,925,169    2,116,389
                                    ==========     ===========   =========

     Fully diluted                  4,891,842       3,064,135    2,116,389
                                    ==========     ===========   =========



The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
            CONSOLIDATED  STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
                Two-Year Period Ended December 31, 1995 and 1994


                                   Common Stock              Preferred Stock

                                Shares        Value          Shares     Value
                                ------        -----          ------     -----
Shareholder's equity at
 December 31, 1993           52,909,722      $52,910            -       $  -

 Effect of 1 for 25
  reverse stock split       (50,793,333)     (50,793)
                            ------------     --------        -------   --------

Shareholder's equity at
 December 31, 1993,
 restated                     2,116,389        2,117            -       $  -

Sale of common stock            628,306          628

Issuance of common stock for:
 Professional fees              480,000          480
 Director's fees                150,000          150
 Conversion of notes payable    645,000          645         290,614      2,906

Recognition of impairment of
 carrying value of marketable
 securities

Net Income
                             -----------     --------       --------    --------
Shareholders' equity at
 December 31, 1994            4,019,695        4,020         290,614      2,906

Correction of errors in
 prior periods (Note 15):
 Revaluation of property
  and equipment
                             -----------     --------       --------    -------
Adjusted balance of share-
 holder's equity at
 December 31, 1994            4,019,695        4,020         290,614      2,906

Conversion of preferred
 stock to common stock          872,147          872        (290,614)    (2,906)

Net income
                             -----------     --------       ---------    -------

Shareholder's equity at
 December 31, 1995            4,891,842      $ 4,892            -        $  -
                             ===========     ========       =========    =======



   The accompanying notes are an integral part of these financial statements.

                               DEFINITION, LTD.
            CONSOLIDATED  STATEMENT OF CHANGES IN STOCKHOLDERS'EQUITY
                Two-Year Period Ended December 31, 1995 and 1994


                                                             Net
                                    Additional          Unrealized loss
                                     Paid-in             on non-current
                                     Capital            equity securities
                                   ------------        ------------------



Shareholder's equity at
 December 31, 1993                 $2,273,635               $(409,758)

 Effect of 1 for 25
  reverse stock split
                                   ------------             ----------

Shareholder's equity at
 December 31, 1993,
 restated                           2,273,635                (409,758)

Sale of common stock                   49,382

Issuance of common stock for:
 Professional fees                     59,520
 Director's fees                       18,600
 Conversion of notes payable       10,232,006

Recognition of impairment of
 carrying value of marketable
 securities                                                   409,758

Net income
                                  -----------                ---------
Shareholders' equity at
 December 31, 1994                 12,633,143                    -

Correction of errors in
 prior periods (Note 15):
 Revaluation of property
  and equipment                    (2,984,755)
                                  -----------                ---------
Adjusted balance of share-
 holder's equity at
 December 31, 1994                  9,648,388                    -

Conversion of preferred
 stock to common stock                  2,034

Net income
                                   -----------               ---------

Shareholder's equity at
 December 31, 1995                 $9,650,422               $    -
                                   ===========               =========



   The accompanying notes are an integral part of these financial statements.

                              DEFINITION, LTD.
            CONSOLIDATED  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                Two-Year Period Ended December 31, 1995 and 1994


                                                             Total
                                     Retained             Shareholder's
                                     Earnings               Equity
                                   ------------        ------------------

Shareholder's equity at
 December 31, 1993                 $(1,890,222)            $  25,565

 Effect of 1 for 25
  reverse stock split                                        (50,793)
                                   ------------             ----------

Shareholder's equity at
 December 31, 1993,
 restated                           (1,890,222)              (24,228)

Sale of common stock                                          50,010

Issuance of common stock for:
 Professional fees                                            60,000
 Director's fees                                              18,750
 Conversion of notes payable                              10,235,557

Recognition of impairment of
 carrying value of marketable
 securities                                                  409,758

Net income                             906,966               906,966
                                  ------------            -----------
Shareholders' equity at
 December 31, 1994                    (983,256)           11,656,813

Correction of errors in
 prior periods (Note 15):
 Revaluation of property
  and equipment                                           (2,984,755)
                                   ------------           -----------
Adjusted balance of share-
 holder's equity at
 December 31, 1994                    (983,256)            8,672,058

Conversion of preferred
 stock to common stock

Net income                           1,050,108             1,050,108
                                   ------------           -----------

Shareholder's equity at
 December 31, 1995                  $   66,852            $9,722,166
                                   ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three-Year Period Ended December 31, 1995



                                             1995          1994         1993
                                             ----          ----         ----
Cash flows from operating activities:
Net income (loss)                        $1,050,108     $906,966     $(950,771)
Adjustments to reconcile net income
(loss) to net cash provided by (used
 in) operating activities:
 Depreciation and amortization              822,047       90,943        39,100
 Stock issued for services                    -           78,750          -
 Stock exchanged for accrued interest         -           85,556          -
 Valuation impairment of marketable
  securities                                  -          413,758          -
 Broadcast acquisition fees                   -             -          609,814
 Reserve for uncollectible accounts
  from affiliates                             -             -          139,555
 Loss on recision of television
  properties acquired in prior year           -          251,821          -
 Gain on forgiveness of accounts payable      -         (112,898)         -
 Minority interest in loss of subsidiary  (137,596)     (762,822)      (17,484)
 Loss from joint venture                    48,705          -             -
 Write-off of assets                        21,362          -              651
 Net increase (decrease) in operating
  assets and liabilities:
  Accounts receivable                   (3,127,518)     (420,000)        1,771
  Prepaid expenses and television
    production costs                          -             -          242,339
  Accounts payable - trade                (212,421)       45,833        22,873
  Accounts payable - affiliates            (21,595)      234,546      (242,339)
  Accrued interest expense - affiliates     (2,383)       21,128        61,856
  Accrued federal income tax               184,787          -             -
  Deferred revenue                       1,746,878      (793,005)       33,530
                                      -------------   -----------  ------------
Net cash provided by (used in)
 operating activities                      372,374        40,576       (59,105)
                                      -------------   -----------  ------------

Cash flows from investing activities:
 Cash advanced to affiliates                  -          (75,282)     (126,890)
 Investment in joint venture              (156,107)      (10,000)         -
 Acquisition of property and equipment     (47,427)       (4,795)         -
                                      -------------   -----------  ------------
Net cash provided by  (used in)
 investing activities                     (203,534)      (90,077)     (126,890)
                                      -------------   -----------  ------------

Cash flow from financing activities:
 Net change in bank overdraft               (2,617)         (748)        3,365
 Advances received on notes payable
  to affiliates - net                          -          11,319        25,000
 Issuance of common stock for cash             -          50,010           -
                                      -------------   -----------  ------------
Net cash provided by (used in)
 financing activities                       (2,617)       60,581        28,365
                                      -------------   -----------  ------------

Net increase (decrease) in cash            166,223        11,080      (157,630)

Cash and cash equivalents at
 beginning of year                          11,227           147       157,777
                                      -------------   -----------  ------------

Cash and cash equivalents at
 end of year                             $ 177,450      $ 11,227      $    147
                                      =============   ===========  ============

Supplemental disclosure of cash flow information: Cash paid for:

       Interest                          $   7,673      $    500      $    -
       Income tax                             -             -            1,771



   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
                    Three-Year Period Ended December 31, 1995




                                           1995           1994          1993
SUPPLEMENTAL SCHEDULE OF NON-CASH          ----           ----          ----
 INVESTING AND FINANCING ACTIVITIES

Reclassification and offset of accounts
 receivable and accounts payable to
 affiliates and other related parties    $91,223       $199,049       $    -
                                        =========      =========      ==========

Acquisition of property and equipment
 with convertible notes payable and
 subsequent conversion to preferred
 and common stock                        $  -        $6,900,000       $    -
                                        =========    ===========      ==========

Acquisition  of  deferred advertising
 credits  and  broadcast   airtime  for
 convertible notes payable and
 subsequent conversion to preferred
 and common stock                        $  -        $3,500,000       $    -
                                        =========    ===========      ==========

Acquisition  of  television  broadcast
 rights and  development  costs for
 notes payable and accounts payable
 to affiliates and subsequent
 abandonment due to recision of
 acquisition of related  broadcast
 rights and development  costs in
 1994                                    $  -         $ (80,052)      $ 80,052
                                        =========   ============      ==========

Broadcast acquisition fees paid with
 common stock holdings in
 subsidiary                              $  -        $   -            $ 609,814
                                        =========   ============      ==========

Exchange of receivable from affiliates
 for restricted, unregistered
 common stock of affiliate               $  -        $   -            $ 207,608
                                        =========   ============      ==========

Exchange of inventory, license
 agreement and broadcast airtime
 credits for barter trade credits       $232,966     $   -            $   -
                                        =========   ============      ==========

Exchange of barter trade credits
 for a note receivable                  $201,000     $   -            $   -
                                       ==========   ============      ==========

Conversion of preferred stock
 for common stock                       $  2,906     $   -            $   -
                                       ==========   ============      ==========

Purchase of office condominium with
 long-term mortgage payable
 and advances from affiliates           $105,000     $   -            $   -
                                       ==========   ============      ==========

Exchange of non-affiliated broadcast
 airtime credits for affiliated
 broadcast airtime credits            $1,575,000     $   -            $   -
                                      ===========   ============      ==========

Reclassification of accounts
 receivable to investment in other
 companies                            $  213,000     $   -            $   -
                                      ===========   ============     ==========

Sale of deferred broadcast airtime
 credits in exchange for long-term
 contract                             $2,916,667     $   -            $   -
                                      ===========   ============     ===========



   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES

     Business Organization -

     Definition, Ltd. (formerly Stone Grill International, Inc.) (Definition) was incorporated under the laws of the State of Nevada in March 1989, as Stone Grill International, Inc. Definition's original business operations were related to the marketing of products and operating of restaurants utilizing a heated stone cooking surface for food preparation. Prior to 1992, all of Definition's efforts had been directed toward the establishment of the business and, therefore, was considered to be a "development stage enterprise" for financial reporting purposes.

     In 1992, Definition formed a wholly-owned subsidiary, Stone Grill Restaurants, Inc. (SGR) (a Nevada corporation) for the purpose of operating a restaurant using the stone grill cooking method concept and to market stone grill cooking stones. In January 1993, the Company closed its pilot restaurant facility. In May 1994, Definition entered into an agreement to sell 100% of the issued and outstanding stock in SGR to a company controlled by Definition's former executive officer. The sale of the stock was for consideration of $250,000; payable $25,000 within 90 days of the execution of the agreement and a note receivable, bearing interest at 8.0% per annum with four (4) annual payments of $25,000; and a balloon payment of $125,000 in April 1999. The note was secured by the issued and outstanding stock of SGR. In December 1994, Definition terminated and canceled the sale due to non-performance by the purchasing party. In January 1995, Definition entered into a contract with an unrelated third party to sell the inventory and equipment in exchange for barter trade credits.

     In 1992, Definition established a "d/b/a" division, Universal Products Marketing (UPM), to provide marketing services to affiliated and nonaffiliated entities. In 1993, Stone Grill International, Inc. incorporated these activities as UPM, Incorporated (a Nevada corporation). In mid 1994, Definition ceased all operations of this subsidiary and sold the subsidiary to an affiliate of a shareholder of Definition for the assumption of all existing known and unknown liabilities.

     In  August  1993,   Definition  created  a  new  wholly-owned   subsidiary,
Interactive Systems, Inc. (ISI) (a Nevada corporation) for the purpose of entering into joint ventures with related and unrelated parties to develop interactive television programming, utilizing "1-800" and "1-900" telephone communication and satellite and fiber-optic signal delivery systems. During 1994, this subsidiary began the production and sale of "infomercial" and commercial demonstration videos for unrelated third party corporate customers. Additionally, ISI and Definition entered into an agreement in principle with a third party corporation whereby ISI and the third party will develop, install, support and provide programming for an interactive educational computer network.

     In November 1993, UPM incorporated New Alpine Productions, Inc. (NAPI) (a Nevada corporation) as a wholly-owned subsidiary to produce and syndicate one-half to one hour television shows for use in the broadcast and cable television industries. In December 31, 1993, UPM converted its note receivable from NAPI related to the acquisition of television broadcast rights and development costs into approximately 174,458 shares of common stock of NAPI. Concurrent with this conversion of intercompany debt receivable/payable, UPM utilized approximately 59,500 shares of NAPI stock to satisfy a commitment to NAPI's President for facilitating the acquisition of the various broadcast properties. The net effect of this transaction caused NAPI to be an approximate 65.90% owned subsidiary of UPM. (Note 3) During 1994, as a result of litigation, NAPI rescinded the acquisition transaction and ceased all operations.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES - Continued

     Business Organization - Continued

     In the second quarter of 1994, ISI entered into negotiations with a related party and an unrelated party to form a joint venture to provide interactive television programming. In February 1995, the negotiations were finalized and Interactive Systems, Inc. entered into a long term contract with Baltimore based Academy Concepts, Inc. to form, equip and maintain "The Parent Academy Network," an interactive scholastic network targeting 2500 lower income East Coast schools. Both companies will jointly develop, install, support and provide programming for the computer-based, interactive educational computer network. This network will provide interactive teaching materials to member schools, via an on-line video/computer platform, using Interactive Systems, Inc.'s media library. Interactive Systems, Inc. will also serve as the exclusive technical provider and consultant to the network.

     During 1995, the Company's business included the production of direct response programming, and interactive programming for world wide application, including educational software, infomercials, interactive computer media, video, and the sale of television advertising media (utilizing broadcast airtime through WAQ-TV 19 (West Palm Beach, Florida)). During 1995, the Company also utilized and sold, from time to time, primarily into foreign markets, copies of video, film clips and programming from its broadcast film library, which includes certain copyrighted programs, documentaries, newsreels, music blocks, and educational footage. ISI is currently involved in a computer-based, interactive educational network with Academy Concepts ("ACI") as previously described. Additionally, ISI is involved with the production of television programs for broadcast in the West Palm Beach, Florida and the Dallas/Fort Worth, Texas metropolitan areas, respectively. ISI is also engaged in the production of one-half hour infomercials for video and cable television broadcast.

     Principles of Consolidation -

     Definition consolidates its wholly-owned and majority-owned subsidiaries, Stone Grill Restaurants, Inc., UPM, Incorporated, Interactive Systems, Inc. and New Alpine Productions, Inc. The accompanying consolidated financial statements contain the accounts of Definition, SGR, UPM, ISI and NAPI. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated group is referred to as the "Company". The equity method of accounting is used for joint ventures. (Note 8)

     Cash Equivalents -

     Cash equivalents include cash on hand, cash on deposit and all highly liquid debt instruments with a maturity of less than ninety (90) days. The fair value of cash and equivalents approximates their carrying amount. Bank overdraft positions may occur from time to time due to the timing of depositing cash receipts and releasing disbursements, in accordance with the Company's cash management policies.

     Accounts Receivable and Allowance for Doubtful Accounts -

     In the normal course of business, the Company sells the production of infomercials, commercial demonstration videos and mixed media titles from the Company's programming library to unrelated third party customers located primarily in the United States and Italy on unsecured credit terms with extended payment terms up to twelve months. All associated revenues have been recognized currently.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES - Continued

     Accounts Receivable and Allowance for Doubtful Accounts - Continued

     Through periodic charges to expense, the Company maintains an allowance for losses expected to arise from uncollectible accounts and contracts receivable. Such allowance balance is maintained based on the Company's past experience of actual net uncollectible account losses (accounts identified and charged off as uncollectible, less recoveries of accounts previously charged off) and the periodic evaluations of individual accounts. As individual customer accounts become doubtful as to collections, the balances are charged to the allowance for uncollectible accounts.

     Inventory -

     Inventory consists of stone grills and related accessories and is carried at the lower of cost or market using the first-in, first-out method of accounting. This inventory was acquired in prior years from an affiliate in exchange for restricted, unregistered common stock and was recorded at the affiliate's historical cost basis.

     Long-Lived Assets -

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No material effect on the financial statements resulted from the adoption of this standard.

     International Sales -

     A significant portion of the Company's revenues are generated from foreign companies, primarily from Italy. All sales and receipts are denominated in U.S. dollars and therefore the Company has no foreign currency translation exposure.

     Property and Equipment -

     Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the following estimated useful lives of the assets:

                      Buildings                            39 years
                      Building improvements                 7 years
                      Computer, production and
                       broadcast equipment                5-7 years

     The amortization of the broadcast resource library is computed using the individual-film-forecast-computation method. This method amortizes the cost of the library in the same ratio that current gross revenues bear to anticipated total gross revenues.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES - Continued

     Property and Equipment - Continued

     Expenditures for repairs and maintenance are charged to the expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income. Depreciation and amortization expense in 1995, 1994 and 1993 was $822,047, $56,344, and $5,796, respectively.

     Television Production Costs -

     The Company amortizes television production costs and the related broadcast rights and development costs using the anticipated revenue stream on each show over the contracted number of shows to be produced. In the event that a show or production concept is determined to not be economically feasible, all related capitalized costs are charged against operations at that time.

     Deferred Advertising and Broadcast Airtime Credits -

     The Company had acquired advertising and broadcast airtime credits from various affiliates and nonaffiliates. In prior years, approximately $2,750,000 (face value) in deferred advertising credits were acquired from nonaffiliates in exchange for restricted, unregistered common stock of the Company. These credits were recorded at a discounted value of approximately $1,575,000 to allow for estimated nonspecific contingencies.

     Broadcast airtime credits acquired from an affiliate are being amortized over the ten year life of the acquisition agreement. Credits which expire unused by the Company are amortized as a reduction of additional paid-in capital due to the related party nature of the transaction. Utilized airtime, either used directly by the Company or sold to third parties, is amortized as a component of cost of revenues.

     License Agreement -

     The license agreement (Note 7) is being amortized over the ten year life of the agreement using the straight-line method. Amortization expense related to the agreement for the years ended December 31, 1995, 1994 and 1993 was approximately $0, $33,200 and $33,100, respectively.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES - Continued

     Investments -

     Investments in other companies in which the Company holds a less than 20 percent equity interest are accounted for by the cost method. Where investment securities are acquired in exchange for property, services or debt, the investment is valued at the approximate value of the related goods or services or the face amount of the debt owed to the Company or the value of the investment received, which ever is more clearly determinable. Investments in other companies where the Company holds a 20 percent or greater equity interest are accounted for using the equity method. Stock values are computed at 75.0% of the bid price on the date of the transaction for securities that are restricted in transfer rights. The Company's policy is to hold these securities for long-term investment and not for resale. Management has provided an allowance for unrealized losses on equity securities where the market value of the respective security has declined below the acquisition value of the security.

     Revenue Recognition -

     Deferred gains and/or revenues represent amounts due the Company for sales of goods and services, and related interest thereon, for which the ultimate realization is uncertain. Deferred gains are also provided as an allowance to investment securities received in exchange for goods and services where the ultimate profit realization is contingent upon future events which may or may not occur. Ultimate realization of deferred gains from these transactions will be recognized at such time as realization is reasonably certain. In connection with advertising credits sold in prior years, revenue will be recognized when payment is reasonably assured and noncancellable contracts are executed between the respective broadcast station and the advertiser.

     Income Taxes -

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes rather than the deferred method previously used, effective January 1, 1993. No material effect on the financial statements resulted from the adoption of this standard.

     Earnings (Loss) Per Share -

     Earnings (loss) per weighted-average common share outstanding is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. The Company's Preferred Stock is convertible at the rate of three (3) shares of common stock for each share of preferred stock. Therefore, the primary weighted average of common stock includes the conversion to common stock as if it was converted at the beginning of the year.

     Basis of Presentation -

     Certain financial statement items in prior years have been reclassified to conform to the current year's format.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 1 - BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
                   POLICIES - Continued

     Accounting Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

     NOTE 2 - CHANGES IN SUBSIDIARIES BEING CONSOLIDATED

     The consolidated financial statements presented for the periods ended December 31, 1993, 1994, and 1995, included the results of operations of the Company and its wholly owned subsidiaries. The following indicates which subsidiaries were consolidated for the appropriate periods:

         December 31, 1993

                  Subsidiaries:     Stone Grill Restaurants, Inc.
                                    Universal Products Marketing, Inc.
                                    New Alpine Productions, Inc.
                                    Interactive Systems, Inc.

         December 31, 1994

                  Subsidiaries:     Stone Grill Restaurants, Inc.
                                    Universal Products Marketing, Inc.
                                    New Alpine Productions, Inc.
                                    Interactive Systems, Inc.

Stone Grill Restaurants, Inc., Universal Products Marketing, Inc., and New Alpine Productions, Inc. were disposed of in 1994.

         December 31, 1995

                  Subsidiaries:     Interactive Systems, Inc.

Due to a change in consolidated subsidiaries and their respective activities for each of the periods reported, the consolidated financial statements are not comparable between periods.

NOTE 3 - TELEVISION BROADCAST RIGHTS AND DEVELOPMENT COSTS

     On October 6, 1993, UPM acquired all broadcast rights, production graphics, pilot episodes, "in-the-can" produced shows, music and scripts to four (4) separate television shows, either currently in production or in various development phases, from entities and individuals affiliated with the Company for a long-term note payable in the amount of $2,000,000. This acquisition cost approximates both fair market value for the programming and the previous owner's founder's costs, including additional production costs incurred by the Company. These rights were subsequently sold to NAPI, as discussed in Note 1.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 4 - DEFERRED ADVERTISING CREDITS

     In the second quarter of 1994, Hollywood Broadcasting, Inc. (a FCMI affiliate) filed a lawsuit against UPM, NAPI and the original sellers of the television broadcast rights (Note 1) challenging the ownership and transference of the properties as it relates to FCMI's bankruptcy filing. The Presiding Court has issued an injunction against UPM and NAPI whereby all revenues, etc. related to the properties in question are to be held in an escrow account maintained by Hollywood Broadcasting, Inc. and may not be utilized or distributed to any party until completion of the pending litigation. Effective June 1, 1994, the acquisition transaction was rescinded and the related television properties were returned to the sellers. The Company recognized a loss of approximately $250,000 on the recision transaction.

     The Company has acquired deferred advertising credits, primarily in exchange for common stock, from unrelated parties aggregating $1,575,000. The advertising credits were recorded at net realizable value, based upon the seller's published rate cards at the date of acquisition or the historical founder's cost as it relates to related party transactions. (Notes 1 and 12)

     Approximately $2,000,000 of credits were sold to a publicly held corporation during 1992, for 590,000 shares of the purchaser's unregistered, restricted common stock. This transaction was valued at approximately $156,000, which approximated 50% of the purchasing company's bid price on the transaction date with a corresponding cost basis in the deferred advertising credits of approximately $-0-. The gain from the sale of the advertising credits was recognized during 1994, upon the expiration of the related advertising credits.

     NOTE 5 - BROADCAST AIRTIME CREDITS

     On December 1, 1994, the Company acquired 18 of the available 24 hours of daily broadcast airtime transmitted by a television station controlled by a shareholder of the Company for a ten year period. The Company executed a convertible note of $3,500,000 payable to the selling television station in consideration for the transaction. The note was for a term of five (5) years and bore interest at 8.0% per annum. Approximately $3,250,000 and accrued but unpaid interest (aggregating $3,269,616) was converted into 79,825 shares of Series A Preferred Stock and 243,750 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on December 30, 1994. In 1995, the Company acquired the remaining 6 of the available 24 hours of daily broadcast airtime for a fifteen year period. (Note 12)

     During the quarter ended September 30, 1995 the Company sold 15 of the 24 hours to an unrelated third party for $120,000 cash and a contractual obligation payable in the amount of $4,000,000 payable quarterly over a 5 year period in quarterly installments. The profit has been deferred, reported net against the receivable, and will be recognized over the life of the contract. Due to the fixed term of the agreement, the credits are amortized pro-rata over the term of the contract using the straight-line method. Utilized airtime, either used directly by the Company or sold to third parties, is amortized as a component of cost of revenue.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 6 - NOTES RECEIVABLE

     On January 16, 1995, the Company entered into a sales agreement with an unrelated third party to sell 100% of its inventory and restaurant equipment, reacquired on December 13, 1994, as a result of a breach of contract on a previous sale transaction, and 112 one-half hour segments of broadcast airtime for barter trade credits having a face value of $258,000. The transaction was recorded at $233,000, representing the Company's founders cost in the inventory and equipment (approximately $57,000), the broadcast airtime value (approximately $3,000) and the unamortized cost of a license agreement (Note 7) (approximately $173,000).

     In December 1995, the barter trade credits were exchanged for a note receivable in the amount of $210,000. The note bears interest at 8% and is payable in three installments of $70,000 with final payment due December 1, 1996. The note is secured by the stone grills and related accessories.

     NOTE 7 - LICENSE AGREEMENT

     The Company acquired the exclusive licensing rights to a proprietary food service method, including design and operational protocol methods, and marketing rights to patented material through June 1, 1997. These rights extend to all of North America, excluding Phoenix and Tucson, Arizona. This license was acquired in 1989 in exchange for $650,000 in convertible promissory notes. In October 1989, $400,000 of these notes were converted to 8,000,000 unregistered, restricted common stock of the Company. In 1990, the balance of these notes were acquired by Main Street TV, Inc. (MSTV), an affiliate of the Company. Additionally, in 1989, the license agreement was restated to equal the predecessor's historical cost basis of $331,000.

     In January 1995, concurrent with the Company's sale of inventory and restaurant equipment, the unamortized amount, approximately $173,000, was recast as a component of the consideration received in the transaction (Note 6)

     NOTE 8 - INVESTMENTS IN JOINT VENTURES AND OTHER COMPANIES

     Investments in other companies consist of the following at December 31, 1995 and 1994, respectively:
                                   Number of         Historical Cost Basis
                                    shares          1995              1994
                                   ---------      --------          --------
 Teleconics, Inc.                    590,000      $156,350          $156,350
 Classic Video Theatre, Inc.          10,000        50,000            50,000
 Future Communications, Inc.          27,010       207,608           207,608
                                                  --------          --------
                                                   413,958           413,958
 Impairment of carrying value                     (413,758)         (413,758)
                                                  --------          --------
 Carrying value, which approximates
    market value                                       200               200

 The Parent Academy Network                        330,402            10,000
                                                  --------          --------
                                                  $330,602          $ 10,200
                                                  ========          ========

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 8 - INVESTMENTS IN JOINT VENTURES AND OTHER COMPANIES - Continued

     All of the above securities are of companies which are publicly owned and traded. These shares were obtained during 1992, subject to Rule 144 of the Securities and Exchange Commission, which severely restricts the public trading of these shares. As of December 31, 1994, the appropriate holding periods restricting the sale of these securities had expired. (Note 1)

     Investment in the joint venture, The Parent Academy Network, consists of the amounts contributed by the Company to the formation and operations of this venture. For federal income tax purposes, one-third (33%) of the joint venture taxable income (loss) are included in the Company consolidated financial statements.

     Condensed financial information of the joint venture for 1995 is summarized below:

     Condensed financial information:

     Assets                         $ 225,858
     Liabilities                    $     -
     Equity                         $ 225,858
     Loss for the year              $(143,249)

     NOTE 9 - INCOME TAXES

     Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes".

     The following is a reconciliation between financial income and income reported for federal tax purposes as of December 31, 1995, 1994 and 1993:

                                     1995             1994             1993
                                     ----             ----             ----
Financial income before taxes     $1,227,228    $   906,966         $(950,771)

Book bad debt expense in excess
 of tax bad debts due to the
 specific  write-off of accounts
 for tax purposes and the reserve
 method for financial reporting       28,000            -                -

Other differences                        221            -                -
                                   ---------      ----------         ---------
                                   1,255,509        908,397          (950,771)

Net operating losses utilized      (770,574)       (908,397)            -
                                   ---------      ----------         ---------
Federal Taxable Income            $ 484,935     $      -            $(950,771)
                                   =========      ==========         =========

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 9 - INCOME TAXES - Continued

     The provision for income taxes consists of the following:

                                    1995             1994              1993
                                    ----             ----              ----
Current:
Federal - current operations     $129,510        $    -             $    -
Federal - discontinued operations  46,782             -                  -

Deferred                             -                -                  -
                                 --------        ----------         ----------
Total Income Taxes               $176,292        $    -             $    -
                                 ========        ==========         ==========
     A reconciliation between the federal statutory income tax rate to the Company's effective tax rate is shown below:

                                    1995             1994              1993
                                   ------           ------            ------
Statutory tax rate                  35.0%            35.0%             35.0%

Tax credits:
Net operating losses utilized      (21.0)           (35.0)            (35.0)
                                   ------           ------            ------
                                    14.0%             0.0%              0.0%
                                   ======           ======            ======
     NOTE 10 - MORTGAGE PAYABLE

     On January 29, 1995, ISI purchased an office condominium located in Lake Park, Florida for $105,000. The consideration given was approximately $21,000 cash and a note payable to a financial institution for $84,000. The note is payable in monthly installments of approximately $867, including interest at an initial rate of 11.0%. The interest rate is adjustable on March 1, 2000 and is calculated using the Average Weekly Yield of United States Treasury Securities adjusted to a constant maturity of one year plus 3.5%. The minimum interest rate for the life of the loan will be 11.0% and the maximum interest rate for the life of the loan will be 17.0%. Additionally, the lender has a call option during a 30-day period commencing on the tenth anniversary of the loan whereby the entire unpaid balance can be called as due and payable within 90 days of the date that the lender exercises the call option. The loan is secured by the office condominium and the guarantee of Definition.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 10 - MORTGAGE PAYABLE - Continued

     Future maturities of mortgages payable are as follows:

                 Year ending
                 December 31,                        Amount
                 ------------                      ---------
                    1996                           $  1,330
                    1997                              1,484
                    1998                              1,655
                    1999                              1,847
                    2000                              2,061
                 Thereafter                          74,730
                                                   ---------
                   Total                            $83,107
                                                   =========
     NOTE 11 - EQUITY SECURITY TRANSACTIONS

     Reverse Split -

     In December 1994, pursuant to actions approved at a Shareholders' meeting, Definition approved a one-for-25 reverse stock split, effective as of March 31, 1995. All outstanding shares and per share amounts shown in the accompanying financial statements reflect the effects of this reverse stock split.

     Preferred Stock -

     On December 17, 1994, the Company's Board of Directors allocated 500,000 shares from its authorized Preferred Stock to establish Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidation value of $ 10.00 per share and is convertible at any time after the date of issuance at the option of the Holder. The Preferred shares are convertible to three (3) shares of the Company's common stock.

     During the quarter ended September 30, 1995, the preferred shareholders of the Company converted their holdings into common stock according to the provisions of the agreements wherein the preferred stock was acquired.

     Property and Equipment Acquisitions -

     On August 18, 1994, the Company acquired certain television programs, film footage (including, but not limited to, copyrighted programs), documentaries, music blocks, educational and other productions and films from an unrelated third party for a convertible note payable of $5,250,000. The note was for a term of five (5) years and bore interest at 8.0% per annum. The note and accrued but unpaid interest (aggregating $5,301,781) was converted into 165,789 shares of Series A Preferred Stock and 262,500 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on October 3, 1994.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 11 - EQUITY SECURITY TRANSACTIONS - Continued

     Property and Equipment Acquisitions -

     On August 18, 1994, the Company acquired certain cable, radio and television broadcast equipment from WAQ-TV 19, Inc., a company controlled by a shareholder of the Company, for a convertible note payable of $750,000. The note was for a term of five (5) years and bore interest at 8.0% per annum. The note and accrued but unpaid interest (aggregating $757,397) was converted into 197,360 shares of Series A Preferred Stock and 93,750 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on October 3, 1994.

     On December 1, 1994, the Company acquired certain production studio equipment and leasehold improvements from an unrelated third party for a convertible note payable of $250,000. The note was for a term of five (5) years and bore interest at 8.0% per annum. The note and accrued but unpaid interest (aggregating $251,589) was converted into 7,018 shares of Series A Preferred Stock and 12,500 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on December 30, 1994.

     On December 1, 1994, the Company acquired certain films, movies, selected short subjects, computer equipment, cable TV and other broadcast equipment, facilities and related assets (exclusive of the FCC broadcast license) from Royal Lane Studios, Inc., a company controlled by a shareholder of the Company, for a convertible note of $650,000 (which approximates the seller's founders cost and estimated fair market value). The note was for a term of five (5) years and bore interest at 8.0% per annum. The note and accrued but unpaid interest (aggregating $653,916) was converted into 18,246 shares of Series A Preferred Stock and 32,500 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on December 30, 1994.

     Additionally, on December 1, 1994, the Company acquired approximately 18 of the available 24 hours of daily broadcast airtime transmitted under the FCC broadcast license mentioned in the preceding paragraph for an unspecified future period to be subsequently negotiated from WAQ-TV 19, Inc., a company controlled by a shareholder of the Company, for a convertible note of $3,500,000. The note was for a term of five (5) years and bore interest at 8.0% per annum. Approximately $3,250,000 and accrued but unpaid interest, (aggregating $3,269,616) was converted into 79,825 shares of Series A Preferred Stock and 243,750 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on December 30, 1994.

     NOTE 12 - RELATED PARTY TRANSACTIONS

     In August and December 1994, the Company acquired certain broadcast assets and airtime from companies controlled by a shareholder of the Company. The transactions are more fully discussed in Note 11.

     Accounts payable - affiliates includes noninterest bearing, demand advances made to the Company or expenses paid on behalf of the Company by individuals and other companies affiliated with the Company and/or its shareholders, including related family members. The payable amounts are $641,879 and $663,474 as of December 31, 1995 and 1994 respectively.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 12 - RELATED PARTY TRANSACTIONS - Continued

     In 1995, as a result of the acquisition of broadcast airtime from WAQ-TV 19, a company (broadcast station) controlled by a shareholder of the Company (Note 11), the Company uses the broadcast station as an agent for the sale of the purchased airtime. The broadcast station also acts as the collection agent for the Company and is paid a commission of 15% of gross sales generated by the broadcast station. Additionally, the Company pays certain operating expenses on behalf of the broadcast station. The financial statements include revenue from WAQ-TV 19 of $303,315 and cost of sales of $366,000 in 1995.

     The Company had acquired $1,575,000 in deferred advertising credits from an unrelated third party for common stock. In an unrelated matter to the Company, a stockholder/consultant to the Company acquired these shares of stock in a civil lawsuit. As this third party was not performing under the terms of the agreement, it was negotiated with the stockholder/consultant to either transfer the stock back to the Company or provide the equivalent in airtime. As a result, the Company received an additional six (6) hours of airtime from WAQ-TV 19 for a period of fifteen years. This transaction provided the Company with the entire 24 hours of airtime of WAQ-TV 19. Accordingly, all advertising revenues are now paid to the Company and the commission agreement mentioned earlier is no longer valid.

     The Company pays CHM Satellite Inc., a company sharing common management with the Company, for consulting and professional services. For the year ending December 31, 1995, the Company paid this affiliate approximately $103,215 for consulting and professional fees. The Company also recognized revenue in the amount of $32,000 from this affiliate for the year ending December 31, 1995.

     The Company utilizes the video production services of Royal Lane Studios, Inc., a company controlled by a shareholder of the Company. For the period ended December 31, 1995, the Company paid or accrued approximately $493,390 for video production services as a component of cost of sales. Also, the Company paid this affiliate $34,000 in consulting fees for the year ended December 31, 1995.

     During the period ended December 31, 1995, the Company has paid or accrued approximately $40,110 for legal, accounting and consulting services to three individuals who are either direct shareholders of the Company or affiliated with corporate shareholders of the Company.

     NOTE 13 - COMMITMENTS AND CONTINGENCIES

     In August 1994, the Company entered into an agreement with an unrelated third party corporation to provide investment banking and financial consulting services. The agreement requires monthly fees of approximately $3,500, which is deferred until such time that capital is raised for the Company as a direct result of the agreement, the payment of all direct out-of-pocket expenses and the payment of a separately negotiated "success" fee upon the consummation of a transaction introduced by the consultant. Further, the agreement grants the consultant a five-year option to acquire 4,000,000 (160,000 post-split) shares of the Company's common stock at a price of $0.02 per share. The shares will have a one-time registration right at the Company's expense and will have "piggy-back" rights in the event of any other registration of Company securities. This agreement was terminated in 1995.

                                DEFINITION, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994


     NOTE 13 - COMMITMENTS AND CONTINGENCIES - Continued

     In October 1995, the Company entered into a three year agreement with an unrelated third party corporation to provide investment banking and financial consulting services. The agreement requires an initial payment of $36,000 in 1995 and a payment of $3,000 per month during the second and third years of the agreement. Further, the agreement grants the consultant warrants to acquire 200,000 shares of the Company's common stock at a price of $3.0625 per share within five years.

     In November 1995, the Company entered into a one year agreement with an unrelated third party corporation to provide investment banking and financial consulting services. The agreement grants the consultant a five year option to acquire 100,000 shares of the Company's common stock at a price of $3.0625 per share.

     NOTE 14 - SUBSEQUENT EVENT

     On January 8, 1996, the Company entered into an agreement with an unrelated third party corporation to grant warrants to acquire 400,000 shares of the Company's common stock at the following purchase prices: 100,000 shares at $4.00 per share; 100,000 shares at $5.00 per share; 100,000 shares at $7.00 per share, and 100,000 shares at $8.00 per share. The terms of the agreement expire on January 8, 2001.

     NOTE 15 - PRIOR PERIOD ADJUSTMENTS AND ERROR CORRECTIONS

     The additional paid-in capital balance at September 30, 1994, has been restated from the amount previously reported to reflect a correction in the amount reported as property and equipment. In accordance with generally accepted accounting principles relating to monetary transactions, the property and equipment have been adjusted to the fair market value of the consideration surrendered to acquire the assets. The fair market value of the assets was determined by discounting the debt issued to acquire the assets at a rate comparable to the Company's incremental borrowing rate. As a result of this valuation it was determined that the investments were overstated by $2,984,756. Additional paid-in capital for the prior period will be adjusted by this amount to reflect the overstatement of the property and equipment.

     The assets as previously reported at December 31, 1994, and as it would have appeared at December 31, 1995, if no adjustments were made is as follows:
                                                1995             1994
                                             ----------        ----------
     Property and Equipment:

      Broadcast resource library             $5,256,545        $5,254,045

      Computer, production and broadcast
       equipment                              1,420,500         1,400,750

      Building and improvements                 358,284           250,000

      Other                                         887               887
                                             ----------        ----------
                                             $7,035,945        $6,905,682
                                             ==========        ==========