Form 10QSB
period 1996-03-31
DEFINITION LTD
filed 1996-06-27
CIK 854877

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


- --------------------------------------------------------------------------------


                                   (Mark one)
    XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 1996


     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________


- --------------------------------------------------------------------------------



                        Commission File Number: 33-30608

                                DEFINITION, LTD.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                             75-2293349
(State of incorporation)                           (IRS Employer ID Number)

                  1334 Killian Drive, Lake Park, Florida 33403
                    (Address of principal executive offices)

                                 (407) 844-7701
                           (Issuer's telephone number)


- --------------------------------------------------------------------------------



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                            March 31, 1996: 4,891,842

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                DEFINITION, LTD.

                Form 10-QSB for the Quarter ended March 31, 1996

                                Table of Contents




Part I - Financial Information

   Item 1    Financial Statements
             Consolidated Financial Statements

   Item 2    Management's Discussion and Analysis

Part II - Other Information

   Item 1    Legal Proceedings

   Item 2    Changes in Securities

   Item 3    Defaults Upon Senior Securities

   Item 4    Submission of Matters to a Vote of Security Holders

   Item 5    Other Information

   Item 6    Exhibits and Reports on Form 8-K

Signatures

                                DEFINITION, LTD.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                                     ASSETS

                                                    (unaudited)    (audited)
                                                     March 31,    December 31,
                                                        1996          1995
                                                    -----------   -----------


Current assets:
 Cash and cash equivalents                          $   12,905    $  177,450
 Notes receivable                                      210,000       210,000
 Accounts receivable - trade                         4,914,346     3,129,480
 Accounts receivable - other                            10,520        10,520
                                                    -----------   -----------

          Total current assets                       5,147,771     3,527,450
                                                    -----------   -----------

Property and Equipment:
 Broadcast resource library                          3,015,536     2,985,536
 Computer, production and broadcast equipment          819,785       814,896
 Building and improvements                             469,153       250,141
 Other                                                     887           887
                                                    -----------   -----------
                                                     4,305,361     4,051,460
    Accumulated depreciation                        (1,028,959)     (878,390)
                                                    -----------   -----------

          Net property and equipment                 3,276,402     3,173,070
                                                    -----------   -----------

Other Assets:
 Contracts and accounts receivable - long-term       1,725,268     1,876,430
 Equity investment in joint venture and other
  companies                                            402,293       330,602
                                                    -----------   -----------

          Total other assets                         2,127,561     2,207,032
                                                    -----------   -----------

          TOTAL ASSETS                             $10,551,734    $8,907,552
                                                    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               DEFINITION, LTD.
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (unaudited)      (audited)
                                                    March 31,     December 31,
                                                      1996            1995
                                                  -----------     -----------

Current liabilities:
 Current portion of long-term debt               $    1,330      $    1,330
 Accounts payable - trade                             2,164          28,735
 Accounts payable - affiliates                    1,033,261         641,879
 Federal income tax payable                         621,459         184,787
                                                  -----------     -----------

          Total current liabilities               1,658,214         856,731

Long-term debt                                       81,428          81,777
                                                  ----------      ----------

          Total  liabilities                      1,739,642         938,508

Shareholders' equity:
 Common stock, $.001 par value, 100,000,000
  shares authorized,4,891,842 shares issued
  and outstanding,respectively                        4,892           4,892
 Additional paid-in capital                       9,650,422       9,650,422
 Retained earnings                                  909,900          66,852
                                                 ----------       ----------
                                                 10,565,214       9,722,166

Deferred advertising and broadcast airtime
 credits                                         (1,753,122)     (1,753,122)
                                                 ----------       ----------

          Total shareholders' equity              8,812,092       7,969,044
                                                 ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $10,551,734      $8,907,552
                                                ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 1996 and 1995

                                                (unaudited)        (audited)
                                               Three months      Three months
                                                  ended              ended
                                               March 31, 1996    March 31, 1995
                                               --------------    --------------

Revenues                                       $  2,474,135      $   358,000

Cost of revenues                                    899,546          161,381
                                               --------------    --------------

Gross Revenue                                     1,574,589          196,619
                                               --------------    --------------
Operating expenses:
 General and administrative                          68,452           27,519
 Consulting and other
  professional fees                                  76,294            2,020
 Depreciation and amortization                      150,569           67,285
                                               --------------    --------------

       Total operating expenses                     295,315           96,824
                                               --------------    --------------


Income from operations                            1,279,274           99,795
                                               --------------    --------------
Other income (expenses):
 Interest and other income                              282             (411)
 Interest expense                                    (2,260)            -
                                               --------------    --------------

 Total other income (expenses)                       (1,978)            (411)
                                               --------------    --------------
Income before income taxes                        1,277,296           99,384

Provision for income taxes                          434,247             -
                                               --------------    --------------
Net Income                                     $    843,048      $    99,384
                                               ==============    ==============


 The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Three Months Ended March 31, 1996 and 1995

                                                (unaudited)        (audited)
                                               Three months      Three months
                                                   ended             ended
                                               March 31, 1996    March 31, 1995
                                               --------------    --------------
Cash flows from operating activities:
Net income                                     $     843,048     $   99,384
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                       150,569         67,285
 Net increase (decrease) in operating
  assets and liabilities:
  Accounts receivable                             (1,784,866)      (218,000)
  Contracts and long-term receivables                151,162           -
  Accounts payable - trade                           (26,571)        16,361
  Accounts payable - affiliates                      391,382         64,786
  Accrued federal income tax                         436,672           -
                                               --------------    --------------
Net cash provided by operating activities            161,396         29,816
                                               --------------    --------------
Cash flows from investing activities:
 Investment in joint venture                         (71,691)          -
 Acquisition of property and equipment              (253,901)          -
                                               --------------    --------------
Net cash used in investing activities               (325,592)          -
                                               --------------    --------------
Cash flow from financing activities:
 Net change in bank overdraft                           -             8,704
 Decrease on long-term debt                             (349)          -
                                               --------------    --------------
Net cash provided by (used in)
 financing activities                                   (349)         8,704
                                               --------------    --------------
Net increase (decrease) in cash                     (164,545)        38,520

Cash at beginning of period                          177,450         11,227
                                               --------------    --------------
Cash at end of period                          $      12,905     $   49,747
                                               ==============    ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

Purchase of office condominium and
 improvements with long-term mortgage
 payable and advances from affiliates          $     219,012     $  105,000
                                               ==============    ==============

Exchange of inventory and broadcast            $        -        $  256,664
  airtime credits for barter trade credits     ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                 Notes to the Consolidated Financial Statements
               For the three months ended March 31, 1996 and 1995
                                   (Unaudited)

Note 1.      Interim consolidated financial statements.

     In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 1996 and 1995, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operation, and cash flows of Definition, Ltd., and subsidiaries (the "Company") and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances are eliminated.

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with 1995 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Part I - Item 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



(1)          Results of Operations

     The three-month period ended March 31, 1996 shows an increase in the operations of its major operating subsidiary, Interactive Systems, Inc. The three months ended March 31, 1996 generated revenues of approximately $2,474,135 compared to revenues of approximately $358,000 for the same period ended March 31, 1995. The 1996 revenues were primarily a result of the design and production of commercials, "infomercials" and interactive programming for both domestic and international distribution. The principal reason contributing to the increase in revenue is the acquisition and utilization of the broadcast resource library that was acquired to produce commercials, infomercials and programming for the various activities of the company. The additional media, resources along with the sales of airtime, have enhanced the Companys ability to attract customers, especially foreign customers, for production and sale of commercials, movies and other programming developed from the broadcast resource library now owned by the Company.

     The cost of sales for the three months ended March 31, 1996 increased to approximately $899,500, as compared to approximately $161,400 for the same period in 1995. This increase is directly related to the costs of airtime and the production, development and editing of the programming indicated above.

     Also, the Company increased general and administrative costs by approximately $40,900 from approximately $27,500 for the three months ended March 31, 1995 to approximately $68,400 for the comparable period in 1996. The reason for the increase was an increase in sales and production activity for the period. Due to the fact that the Company contracts out the production and development of the commercials, infomercials and programming, the administrative costs have been maintained at lower levels. The Company believes that the increased sales will not cause a proportional increase in future general and administrative costs of the Company. Depreciation and amortization also increased significantly due to the placement in service of significant assets purchased to be utilized in the development of the "infomercials" and interactive programming. Depreciation for the first three months of 1996 increased over the first three months of 1995 by approximately $83,300.

     Earnings per share from operations increased by $0.15 per share from $0.02 per share for the three months ended March 31, 1995, to $0.17 per share for the three months ended March 31, 1996.

(2)          Liquidity

     As of March 31, 1996, the Company had a positive working capital of approximately $3,490,600 as compared to working capital as of December 31, 1995 of approximately $2,670,700. The improvement in the working capital position is related to the increase in trade accounts receivable and a lesser increase in the accounts payable.

     Management anticipates that the payment term structure of trade accounts receivable will be sufficient to support the cash flow needs of the Companys operations and debt service on the mortgage note related to the office condominium purchase in January 1995.

(3)          Capital requirements

     The Company acquired an office condominium during January 1995 and does not anticipate further significant acquisition of corporate capital assets during Calendar 1996. Management is of the opinion that any future capital asset acquisitions will be directly related to the implementation of the interactive computer-based television network (the Parent Academy Network), which is anticipated to provide programming into various schools and educational facilities located in the eastern United States. These acquisitions will be directly funded as a component of future contracts, if any, with the purchaser of the Company's services.

Part II - Other Information

   Item 1 - Legal Proceedings

             None

   Item 2 - Changes in Securities

             None

   Item 3 - Defaults Upon Senior Securities

             None

   Item 4 - Submission of Matters to a Vote of Security Holders

             None during the reporting period

   Item 5 - Other Information

             None

   Item 6 - Exhibits and Reports on Form 8-K

             None

                                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFINITION, LTD.




June 12, 1996
                                     /ss/Gerald Beeson
                                     Gerald Beeson,  Executive Vice President,
                                     Chief Executive Officer
                                     and Chief Accounting Officer