Form 10QSB
period 1996-06-30
DEFINITION LTD
filed 1996-09-16
CIK 854877

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

                  For the quarterly period ended June 30, 1996


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

                        September 10, 1996: 4,891,842

Transitional Small Business Disclosure Format (check one):    YES       NO X

                                DEFINITION, LTD.

                Form 10-QSB for the Quarter ended June 30, 1996

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

   Item 5    Other Information

   Item 6    Exhibits and Reports on Form 8-K

Signatures

                                DEFINITION, LTD.
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995


                                     ASSETS

                                                    (unaudited)    (audited)
                                                     June 30,    December 31,
                                                       1996          1995
                                                    -----------   -----------


Current assets:
 Cash and cash equivalents                          $    9,030    $  177,450
 Notes receivable                                      210,000       210,000
 Accounts receivable - trade                         5,731,852     3,129,480
 Accounts receivable - other                            10,520        10,520
                                                    -----------   -----------

          Total current assets                       5,961,402     3,527,450
                                                    -----------   -----------

Property and Equipment:
 Broadcast resource library                          3,015,536     2,985,536
 Computer, production and broadcast equipment          819,785       814,896
 Building and improvements                             469,153       250,141
 Other                                                   2,380           887
                                                    -----------   -----------
                                                     4,306,854     4,051,460
    Accumulated depreciation                        (1,179,527)     (878,390)
                                                    -----------   -----------

          Net property and equipment                 3,127,327     3,173,070
                                                    -----------   -----------

Other Assets:
 Contracts and accounts receivable - long-term       1,667,692     1,876,430
 Equity investment in joint venture and other
  companies                                            376,493       330,602
                                                    -----------   -----------

          Total other assets                         2,044,185     2,207,032
                                                    -----------   -----------

          TOTAL ASSETS                             $11,132,914    $8,907,552
                                                    ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                               DEFINITION, LTD.
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  (unaudited)      (audited)
                                                    June 30,      December 31,
                                                      1996            1995
                                                  -----------     -----------

Current liabilities:
 Current portion of long-term debt               $    1,330      $    1,330
 Accounts payable - trade                             4,480          28,735
 Accounts payable - affiliates                    1,542,399         641,879
 Federal income tax payable                         647,214         184,787
                                                  -----------     -----------

          Total current liabilities               2,195,423         856,731

Long-term debt                                       81,094          81,777
                                                  ----------      ----------

          Total  liabilities                      2,276,517         938,508

Shareholders' equity:
 Common stock, $.001 par value, 100,000,000
  shares authorized,4,891,842 shares issued
  and outstanding,respectively                        4,892           4,892
 Additional paid-in capital                       9,650,422       9,650,422
 Retained earnings                                  954,205          66,852
                                                 ----------       ----------
                                                 10,609,519       9,722,166

Deferred advertising and broadcast airtime
 credits                                         (1,753,122)     (1,753,122)
                                                 ----------       ----------

          Total shareholders' equity              8,856,397       7,969,044
                                                 ----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $11,132,914      $8,907,552
                                                ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Three Months Ended June 30, 1996 and 1995

                                                (unaudited)       (unaudited)
                                                Three months      Three months
                                                   ended             ended
                                               June 30, 1996     June 30, 1995
                                               --------------    --------------

Revenues                                       $  1,121,660      $   694,506

Cost of revenues                                    791,759          139,284
                                               --------------    --------------

Gross Revenue                                       329,901          555,222
                                               --------------    --------------
Operating expenses:
 General and administrative                         110,238           82,451
 Depreciation and amortization                      150,568          272,482
                                               --------------    --------------

       Total operating expenses                     260,806          354,933
                                               --------------    --------------


Income from operations                               69,095          200,289

Other income (expenses):
 Interest and other                                  (1,968)          (3,009)
                                               --------------    --------------

Income before income taxes                           67,127          197,280

Provision for income taxes                           22,823             -
                                               --------------    --------------
Net Income                                     $     44,304      $   197,280
                                               ==============    ==============

Income per weighted-average share of
 common stock outstanding
  Primary                                             $0.18            $0.07
                                              ==============    ==============

  Fully diluted                                       $0.18            $0.06
                                              ==============    ==============

Weighted-average number of shares of
 common stock outstanding
  Primary                                         4,891,842        4,019,695
                                              ==============    ==============
  Fully diluted                                   4,891,842        4,891,537
                                              ==============    ==============

 The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six Months Ended June 30, 1996 and 1995

                                                (unaudited)       (unaudited)
                                                 Six months        Six months
                                                   ended             ended
                                               June 30, 1996     June 30, 1995
                                               --------------    --------------

Revenues                                       $  3,595,795      $ 1,052,506

Cost of revenues                                  1,691,305          300,665
                                               --------------    --------------

Gross Revenue                                     1,904,490          751,841
                                               --------------    --------------
Operating expenses:
 General and administrative                         254,935          111,990
 Depreciation and amortization                      301,137          339,767
                                               --------------    --------------

       Total operating expenses                     556,072          451,757
                                               --------------    --------------


Income from operations                            1,348,418          300,084

Other income (expenses):
 Interest and other                                  (3,946)          (3,420)
                                               --------------    --------------

Income before income taxes                        1,344,472          296,664

Provision for income taxes                          457,120             -
                                               --------------    --------------
Net Income                                     $    887,352      $   296,664
                                               ==============    ==============

Income per weighted-average share of
 common stock outstanding
  Primary                                             $0.18            $0.07
                                              ==============    ==============

  Fully diluted                                       $0.18            $0.06
                                              ==============    ==============

Weighted-average number of shares of
 common stock outstanding
  Primary                                         4,891,842        4,019,695
                                              ==============    ==============
  Fully diluted                                   4,891,842        4,891,537
                                              ==============    ==============

 The accompanying notes are an integral part of these financial statements.

                                DEFINITION, LTD.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1995

                                                (unaudited)       (unaudited)
                                                 Six months        Six months
                                                   ended             ended
                                               June 30, 1996     June 30, 1995
                                               --------------    --------------
Cash flows from operating activities:
Net income                                     $     887,352     $  296,664
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                       301,137        339,766
 Net increase (decrease) in operating
  assets and liabilities:
  Accounts receivable                             (2,602,372)      (755,440)
  Contracts and long-term receivables                208,738           -
  Accounts payable - trade                           (24,255)      (101,074)
  Accounts payable - affiliates                      900,187            992
  Accrued federal income tax                         462,427           -
                                               --------------    --------------
Net cash provided by operating activities            133,214       (219,092)
                                               --------------    --------------
Cash flows from investing activities:
 Investment in joint venture                         (45,891)          -
 Acquisition of property and equipment              (255,394)          -
                                               --------------    --------------
Net cash used in investing activities               (301,285)          -
                                               --------------    --------------
Cash flow from financing activities:
 Net change in bank overdraft                           -             3,488
 Decrease on long-term debt                             (349)          (385)
 Advances from affiliates                               -           248,237
                                               --------------    --------------
Net cash provided by (used in)
 financing activities                                   (349)       251,340
                                               --------------    --------------
Net increase (decrease) in cash                     (168,420)        32,248

Cash at beginning of period                          177,450         11,227
                                               --------------    --------------
Cash at end of period                          $       9,030     $   43,475
                                               ==============    ==============
SUPPLEMENTAL SCHEDULE OF NON-CASH
 INVESTING AND FINANCING ACTIVITIES

Purchase of office condominium and
 improvements with long-term mortgage
 payable and advances from affiliates          $     219,012     $  105,000
                                               ==============    ==============

Exchange of inventory and broadcast            $        -        $  232,966
  airtime credits for barter trade credits     ==============    ==============

Reclassifications and offset of trade
  accounts receivable and accounts payable
  to affiliates                                $        -        $  181,053
                                               ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)


Note 1.  Interim Consolidated Financial Statements

          In the opinion of management, the accompanying consolidated financial statements for the six months ended June 30, 1996 and 1995, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows of Definition, Ltd. and subsidiaries (the Company) and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances are eliminated.

          The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto included in the Companys Annual Report on Form 10-KSB filed with the Securities and Exchange Commission for the year ended December 31, 1995. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the 1995 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

Note 2.  Subsequent Event

          Subsequent to June 30, 1996, the Company issued to a consultant 190,000 shares of its Common Stock in consideration of consulting services rendered by such consultant. Such shares were valued, in the aggregate, at approximately $534,000, which amount will appear as a charge against the Companys earnings during the period to end September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

General

          The discussion below pertains to the financial condition of the Company, including subsidiary operations, for the three months and six months ended June 30, 1996, and 1995, as well as for each of the business segments of the Company for such periods. The Companys business segments are: (I) television segment, which includes the operation of a television station, sales of copies of its film library to television stations and production of infomercials and educational programs; (ii) multimedia segment, which includes parental education programs, computer hardware sales and cable television/internet operations; and (iii) import segment, which involves the import and sale of objects of art and other items, including furniture. Unless otherwise noted, references to the Company include all of its subsidiaries.

Results of Operations

          Three Months Ended June 30, 1996, versus Three Months Ended June 30, 1995. Revenues from the Companys operations for the three months ended June 30,1996 (Current Period), were $1,121,660 (unaudited), a 62% increase in revenues from the three months ended June 30, 1995 (Prior Period), of $694,506 (unaudited). This substantial increase in revenues is due to the Companys exploitation of its film library and development of its Import Segment. However, during the Current Period, the Companys cost of sales as a percentage of revenues increased significantly, from 20% in the Prior Period to 70% in the Current Period. The increase in the Companys cost of sales as a percentage of revenues is attributable primarily to costs of duplicating for sale the Companys film library. The Company expects its cost of sales as a percentage of revenues to remain at its present level for the remainder of Fiscal 1996. The increase in cost of sales caused the Company to report a lower gross profit of $329,901 (unaudited) in the Current Period compared to a gross profit of $555,222 (unaudited) for the Prior Period. The Companys operating expenses for the Current Period were $260,806 (unaudited), a 27% reduction from the Prior Period, when operating expenses were $354,933 (unaudited). This reduction in operating expenses is attributable to a 45% decrease in depreciation and amortization from the Prior Period, which offset a 33% increase in general and administrative expenses during the Current Period. The Company expects to continue to incur general and administrative expenses at similar levels during the remainder of Fiscal 1996, or about 10% of revenues, until such time as its revenues from the Television Segment return to prior levels (see discussion below under Television Segment). Income from operations for the Current Period was off 66% from the Prior Period, $69,095 (unaudited) from $200,289 (unaudited), while net income for the current period fell 78%, $44,304 (unaudited) from $197,280 (unaudited). Subsequent to June 30, 1996 and pursuant to a consulting agreement, the Company issued to a consultant 190,000 shares of its Common Stock in consideration of consulting services rendered on behalf of the Company. Such shares were valued at $2.8125 per share, or $534,375, in the aggregate. Such amount will appear in the Companys financial statements for the period to end September 30, 1996, as an expense and will, therefore, significantly and negatively impact the Companys net income for such interim period.

          Television Segment - Current Period versus Prior Period. Revenues of the Television Segment for the Current Period were $104,360 (unaudited) compared to revenues of $694,506 (unaudited) for the Prior Period. Additionally, the Television Segments Current Periods reduced revenues is even more dramatic when compared to its revenues for the three months ended March 31, 1996, of $2,408,135 (unaudited). This dramatic decrease in revenues of the Television Segment is attributable to the Companys television station being removed from the local cable operators basic package. The Company believes such removal to have been wrongful and a breach of its agreement with the local cable operator; the Company is attempting to have its stations signal reinstated to the local cable operators basic package, but no prediction can be made as to whether or when that would occur, if ever. Should the Company not return to the local cable operators basic package within the very near future, it is possible that the Company would institute legal proceedings against the local cable operator to recover damages and to have its signal again included in the basic cable package. There can be no prediction with respect to the outcome of any such litigation, should litigation be commenced in this situation. The Current Periods reduced revenues from sales of television advertising is a result of an adjustment in the Companys pre-sold advertising, which adjustment was negotiated as a result of the Companys television stations having been removed from the local cable operators basic package. It is not expected that revenues from sales of television advertising will return to prior levels unless and until the Companys station returns to the local cable operators basic package. However, in an effort boost advertising sales in the near and short term, the Company will, in the immediate future, place its television stations signal on the internet, which will be available to internet participants worldwide. No prediction can be made as to the level of success such a strategy will have. Also within the Television Segment during the Current Period, sales of copies of the Companys film library were dramatically down from the three months ended March 31, 1996. The Company anticipates that sales of its film library will continue to be inconsistent, with some reporting periods showing dramatic increases while others dramatic decreases. Because sales of the film library are expected to be sporadic in nature, the fluctuation of this business within the Television Segment will, for the foreseeable future, result in fluctuations in the Companys overall performance during any particular reporting period.

          Multimedia Segment - Current Period versus Prior Period. For the Current Period, the Company had revenues of $117,300 (unaudited) compared to no revenues for the Prior Period. Substantially all of the revenues from the Current Period were derived from sales of computer hardware made in connection with the Companys Parent Academy Network (the Network) project currently underway in the Baltimore, Maryland, school system. The Network provides interactive teaching materials to member schools, based upon a video and computer platform, utilizing educational materials, certain of which are, and will be, produced by the Companys Television Segment. The Network attempts to bring parents, teachers and students together in an educational learning partnership, all with a view to increasing student attendance and parental involvement, as well as reducing delinquency and crime in participating schools and their respective communities. The Company, through a subsidiary, is the exclusive provider of technical support and consultant to the Network. There are currently six schools participating in the Network, and the Company is to be paid for its services to each such school on a monthly basis. However, the Company has not been paid currently by every participating school, and, in addition, has had no communication from its partner in the Network. The Company expects to be forced to institute litigation to recover some $323,000 it has invested in the Network, as well as for an accounting, because of the lack of communication from its Network partner. During the remainder of Fiscal 1996, the Company expects to generate additional revenues in the Multimedia Segment through sales of design services relating to internet pages and through the exploitation of a concept known as an Internet Business Center. There is no assurance that such activities will generate significant cash flow during the remainder of Fiscal 1996.

          Import Segment. The Import Segment is a newly operating business segment. During the Current Period, the Import Segment had revenues of $900,000 (unaudited). The Import Segment conducts is business by importing works of art and other items of a cultural nature, then selling such merchandise in cooperation with Southebys Auction House and Hoffstra University, Hempstead, New York. The Company expects that it will report increasing revenues attributable to the Import Segment for the three months to end September 30, 1996, and for the remainder of Fiscal 1996. Further, it is expected that the Company will gain significant liquidity during the period to end September 30, 1996, as result of the Import Segments operations, although there is no assurance that such will be the case.

          Six Months Ended June 30, 1996, versus Six Months Ended June 30, 1995. Overall, revenues from the Companys operations for the six months ended
     June   30,1996   (Interim   1996),   were   $3,595,795   (unaudited),   a
     over-threefold increase in revenues from the six months ended June 30, 1995 (Interim 1995), of $1,052,506 (unaudited). This substantial increase in revenues is due to the Companys exploitation of its film library and development of its Import Segment. However, during the Interim 1996, the
     Companys   cost  of  sales  as  a   percentage   of   revenues   increased
     significantly. The increase in the Companys cost of sales as a percentage of revenues is attributable primarily to costs of duplicating for sale the Companys film library. In spite of the increase in cost of sales, the Company to report a higher gross profit of $1,904,490 (unaudited) for Interim 1996 compared to a gross profit of $751,841 (unaudited) for Interim 1995. The Companys operating expenses for Interim 1996 were $556,072 (unaudited), a 19% increase from Interim 1995, when operating expenses were $451,757 (unaudited). This increase in operating expenses is commensurate with the Companys overall increase in revenues achieved during Interim 1996. General and administrative expenses during Interim 1996 were $254,935 (unaudited), a doubling of similar expenses incurred during Interim 1995 of $111,990 (unaudited). The Company expects to continue to incur general and administrative expenses at similar, or slightly higher, levels during the remainder of Fiscal 1996, and until such time as its revenues from the Television Segment return to prior levels. Income from operations for Interim 1996 was up over 400% from Interim 1995, while net income for Interim 1996 was up approximately 300% from Interim 1995, $887,352 (unaudited) from $296,664 (unaudited). The Company expects that income from operations and net income results from the second half of Fiscal 1996 will not keep pace with the levels achieved during Interim 1996.

          Television Segment - Interim 1996 versus Interim 1995. Revenues from the Television Segment for Interim 1996 were $2,512,495 (unaudited), a more than 200% increase in revenues from Interim 1995. Approximately 80% of such revenues were derived from sales of its film library to a single European customer. It is expected that the trend of large sales to few customers will continue for the foreseeable future. The Company also expects that any future sales of its film library will be made to customers in Europe, although the Company has continued to market its film library to domestic television stations and expects to experience increased sales domestically in the near future. However, no assurance can be made in this regard.

          Multimedia Segment - Interim 1996 versus Interim 1995. For Interim 1996, the Multimedia Segment had revenues of $183,300 (unaudited) compared to revenues of $13,000 (unaudited) for Interim 1995. Substantially all of the revenues from Interim 1996 were derived from sales of computer hardware made in connection with the Network project currently underway in the Baltimore, Maryland, school system. During the remainder of Fiscal 1996, the Company expects to generate additional revenues in the Multimedia Segment through sales of design services relating to internet pages and through  the  exploitation  of a  concept  known as an Internet  Business
     Center.   There  is  no  assurance  that  such  activities  will  generate significant cash flow during the remainder of Fiscal 1996.

          Segment Information - Domestic/Foreign Revenues. During Interim 1996, approximately 60% of the Companys revenues were derived from a single foreign customer, World Wide Trading of Venice, Italy, while the remainder of its revenues were derived from domestic sources. Approximately 25% of the Companys revenues during Interim 1996 were derived from a single domestic customer, Da Verona, Inc., Corpus Christi, Texas.

Liquidity and Capital Resources

          June 30, 1996. Since December 31, 1995, the Companys position of liquidity has deteriorated. At June 30, 1996, the Companys cash and cash equivalents were $9,030 (unaudited), down from $177,450 (audited) at December 31, 1995. However, the Companys overall working capital position was improved at June 30, 1996, to $3,765,979 (unaudited), compared to working capital of $3,489,557 (unaudited) at March 31, 1996, and $2,670,719 (audited) at December 31, 1995. This increase in working capital is attributable to a 68% increase in accounts receivable, which more than offset the decrease in cash and cash equivalents from December 31, 1995, to June 30, 1996. As described above, the Companys working capital available for use in operations was significantly impaired at June 30, 1996, and continues to be so impaired currently, due primarily to the loss of revenues from sales of television advertising occurring during the six months ended June 30, 1996. The Company expects that its Import Segment will, during the last part of September 1996, begin to generate significant positive cash flow, which will alleviate the existing lack of liquidity of the Company. The Import Segment expects to derive its positive cash flow based on an agreement (currently oral in nature, which is expected to be reduced to writing) with an unaffiliated third party whereby the Company is to receive approximately $10 (market value) of mostly Italian merchandise for every $1 of Company accounts receivable, up to $20,000,000. The Company believes that this credit exchange arrangement will allow the Company to generate cash on a very short-term basis, rather that having to wait one to two years for its accounts receivable to mature and be collected. To date, approximately $2,000,000 of merchandise has been received by the Company under such arrangement.

          Cash Flow from Operating Activities. The Companys operations provided $133,214 (unaudited) in cash for Interim 1996, substantially all of which cash was provided by the Television Segment. Management expects that cash flows from operating activities will increase during the remainder of Fiscal 1996 and the first half of Fiscal 1997. It is expected that the Import Segment will be the primary source of such increased cash flows, if such an increase is achieved.

          Cash Flow from Investing Activities. Investing activities of the Company used cash in Interim 1996 of $301,285 (unaudited). $255,394 (unaudited) of such amount was used for purchases of property and equipment, of which $45,891 (unaudited) was invested in the Companys Parent Academy Network (the Network) project. During the remainder of Fiscal 1996, the Company expects to purchase additional property and equipment as needed, which purchases are expected to be comparable in nature and amount as occurred during Interim 1996, while the Company does not anticipate further investment in the Network, unless and until it is able to reestablish a working relationship with its partner in the Network. No return on such investment is expected to be received by the Company in the foreseeable future.

          Cash Flow from Financing Activities. The Company had no significant financing activity during Interim 1996. The Company does not currently intend to seek any financing sources during the remainder of Fiscal 1996. Nevertheless, should an opportunity relating to financing arise, it is possible that the Company would avail itself of such an opportunity.

Capital Expenditures

          The Company does not expect to acquire any capital assets in the foreseeable future. However, the Company has announced that its Board of Directors has authorized exploratory discussions relating to a business combination transaction with Dallas, Texas-based TeleWorld. These discussions are very preliminary in nature and there can be no prediction made with respect to the result of such discussions.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  No Current Report on Form 8-K was filed during the three months ended June 30, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: September 13, 1996                   DEFINITION, LTD.



                                                     By: /s/ Gerald Beeson
                                                     Gerald Beeson
                                                     Executive Vice President,
                                                     Chief Executive Officer and
                                                     Principal Financial Officer