Form 10QSB/A
period 1996-09-30
DEFINITION LTD
filed 1996-11-15
CIK 854877

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996
[PERIOD-END]                               SEP-30-1996
[CASH]                                           17135
[SECURITIES]                                         0
[RECEIVABLES]                                  8173878
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               8325533
[PP&E]                                         4308174
[DEPRECIATION]                                 1330096
[TOTAL-ASSETS]                                13292209
[CURRENT-LIABILITIES]                          3791250
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                          5082
[OTHER-SE]                                    11168228
[TOTAL-LIABILITY-AND-EQUITY]                  13292209
[SALES]                                        6309113
[TOTAL-REVENUES]                               6309113
[CGS]                                          3568754
[TOTAL-COSTS]                                  4913844
[OTHER-EXPENSES]                                  6225
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                6225
[INCOME-PRETAX]                                1389044
[INCOME-TAX]                                    472275
[INCOME-CONTINUING]                             916769
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    916769
[EPS-PRIMARY]                                      .19
[EPS-DILUTED]                                      .19