Form 10QSB
period 1996-09-30
DEFINITION LTD
filed 1996-12-10
CIK 854877

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549

                                FORM 10-QSB





   (Mark one)
      XX QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


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
YES   X    NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
     September 30, 1996:      5,081,842

Transitional Small Business Disclosure Format (check one):  YES       NO X



                             DEFINITION, LTD.

                      PART I - FINANCIAL INFORMATION


                                                                      Page
Item 1. Financial Statements

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets  at September 30, 1996
     (unaudited), and December 31, 1995                                3-4

     Consolidated Statements of Operations for the
     Three Months Ended September 30, 1996,
     and 1995 (unaudited)                                               5

     Consolidated Statements of Operations for the
     Nine Months Ended September 30, 1996,
     and 1995 (unaudited)                                               6

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1996, and 1995 (unaudited)         7

     Notes to Consolidated Financial Statements                         8





Part I - Item I - Financial Statements

DEFINITION, LTD.
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995


                                              (unaudited)        (audited)
                                              Sept. 30,          Dec. 31,
                                              1996               1995

ASSETS
Current assets
  Cash and cash equivalents                   17135              177450
  Notes receivable                            210000             210000
  Accounts receivable                         7961378            3129480
  Accounts receivable - other                 2500               10520
  Deposits                                    134520             -

    Total current assets                      8325533            3527450

Property and equipment
  Broadcast resource library                  3015536            2985536
  Computer, production & broadcast equip.     821105             814896
  Building and improvements                   469153             250141
  Other                                       2380               887
  Accumulated depreciation                    -1330096           -878390

    Net property and equipment                2978078            3173070

Other assets
  Contracts and accts rec. - long term        1604665           1876430
  Equity invest. in joint venture
    & other companies                         383933            330602

    Total other assets                        1988598           2207032

    TOTAL ASSETS                             13292209           8907552


DEFINITION, LTD.
CONSOLIDATED BALANCE SHEETS - Continued
September 30, 1996 and December 31, 1995


                                            (unaudited)         (audited)
                                            Sept. 30,            Dec. 31,
                                            1996                 1995
Current liabilities
  Current portion of long-term debt         1330                 1330
  Accounts payable - trade                  6665                 28735
  Accounts payable - Other                  1968198              -
  Accounts payable - affiliates             1158883              641879
  Federal income tax payable                656174               184787

    Total current liabilities               3791250              856731

Long-term debt                              80771                81777

    Total liabilities                       3872021              938508

Commitments and contingencies

Shareholders' equity
  Preferred stock - $0.01 par value.
  5,000,000 shares authorized.
    Series A - 500,000 shares allocated; no
      shares issued and outstanding.         -                   -

  Common stock - $0.001 par value.
    100,000,000 shares authorized;
    5,081,842 and 4,891,842
    shares issued and outstanding,
     respectively                           5082                4892
  Additional paid-in capital                10184607            9650422
  Retained earnings (deficit)               983621              66852
                                            11173310            9722166
  Deferred  advertising and broadcast
   airtime credits acquired from
   an affiliate                             -1753122            -1753122

    Total shareholders' equity              9420188             7969044

    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                  13292209            8907552



DEFINITION, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended September 30, 1996 and 1995




                                   (unaudited)         (unaudited)
                                   Three months        Three months
                                   ended               ended
                                   Sept. 30,           Sept. 30,
                                   1996                1995


Revenues                           2713318             1169946

Cost of sales                      1877449             398850

Gross profit                       835869              771096

Operating expenses
  General and administrative       638449              103798
  Depreciation and amortization    150568              219338

    Total operating expenses       789017              323136

Income from operations             46852               447960

Other income (expense)
  Interest and other               -2279               -1537

Income before income taxes         44573               446423

Provision for income taxes         15155               -

Net Income                         29418               446423

Income (loss) per weighted-average
  share of common stock outstanding
    Primary                         0.01                0.11
    Fully diluted                   0.01                0.09

Weighted-average number of shares
  of common stock outstanding
    Primary                         5081842             4019695
    Fully diluted                   5081842             4891537



DEFINITION, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine months ended September 30, 1996 and 1995


                                   (unaudited)         (unaudited)
                                   Nine months         Nine months
                                   ended               ended
                                   Sept. 30,           Sept. 30,
                                   1996                1995


Revenues                           6309113             2222452

Cost of sales                      3568754             699515

Gross profit                       2740359             1522937

Operating expenses
  General and administrative       893384              215788
  Depreciation and amortization    451706              559105

    Total operating expenses       1345090             774893

Income from operations             1395269             748044

Other income (expense)
  Interest and other               -6225               -4957

Income before income taxes         1389044             743087


Provision for income taxes         472275               -


Net Income                         916769               743087

Income per weighted-average
  share of common stock outstanding
    Primary                         0.19                 0.15
    Fully diluted                   0.19                  --

Weighted-average number of shares
  of common stock outstanding
    Primary                          4955175           4891537
    Fully diluted                    4955175            --



DEFINITION, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 1996 and 1995



                                           (unaudited)         (unaudited)
                                           Nine months         Nine months
                                           ended               ended
                                           Sept. 30,           Sept. 30,
                                           1996                1995

Cash Flows from Operating Activities
  Net Income                               916769             743087
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization        451706              559105
      Common stock issued for services     534375              -
      (Increase) decrease in:
        Accounts receivable                -4824147            -3754162
        Contracts & long term receivables  271765              -
        Deposits                           -134250             -
      Increase (decrease) in:
        Accounts payable
          Trade                            -22070              -124478
          Other                            1968197             -
          Affiliates                       517004              992
        Accrued federal income tax         471387              -
        Deferred revenue                   -                   2927596
Net cash provided by (used in)
 operating activities                      150736              352140

Cash Flows from Investing Activities
  Increase in property and equipment       -256714             -3400
  Increase in investment in Joint Venture  -53331              -
Net cash provided by (used in)
 investing activities                      -310045             -3400

Cash Flows from Financing Activities
  Decrease in bank overdraft                 -                -2617
  Decrease in Long Term Debt               -1006              -585
  Advances from affiliates                   -                -242012
Net cash provided by (used in)
 financing activities                      -1006              -245214

INCREASE (DECREASE) IN CASH                -160315             103526

Cash at beginning of period                177450              11227

Cash at end of period                      17135               114753

Supplemental Disclosure of Noncash
  Investing and Financing Activities
    Purchase of office condominium and
    improvements with long-term mortgage
    payable and advances from affiliates   219012              105000

    Exchange of inventory and broadcast
    airtime credits for barter trade credits    0              232966

    Reclassification and offset of
    trade accounts receivable and accounts
    payable to affiliates                       0              181053



                             DEFINITION, LTD.
              Notes to the Consolidated Financial Statements
              Nine  months ended September 30, 1996 and 1995
                                (Unaudited)

Note 1.   Interim consolidated financial statements.

In the opinion of management, the accompanying consolidated financial statements for the nine months ended September 30, 1996 and 1995, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operation, and cash flows of Definition, Ltd., and subsidiaries (the "Company") and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances are eliminated.

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




                                     Item 2
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General


The discussion below pertains to the financial condition of the Company, including subsidiary operations, for the three months and nine months ended September 30, 1996, and 1995. Unless otherwise noted, references to the Company include all of its subsidiaries.

Results of Operations

Three Months Ended September 30, 1996 versus Three Months Ended Sept. 30, 1995 Revenues from the Company s operations for the three months ended
September 30, 1996 were $2,713,318 compared to $1,169,946 during the same period of 1995. This increase is due mainly to the Companys exploitation of its film library and by importing works of art and other items of a cultural nature, then selling such merchandise in cooperation with Hoffstra
University, Hempstead, New York and other third parties.

The Cost of sales for the three months ended September 30, 1996 was $1,877,449 compared to $398,850 for the three months ended September 30, 1995. The increase can be attributed to the increased cost of duplication costs of the film library as well as a higher cost of sales associated with the purchase of works of art that were sold by the Company.

General and Administrative expenses increased by $534,651, from $103,798 during the three months ended September 30, 1995 to $638,449 during the comparable period in 1996. During the third quarter of 1996, the Company issued common stock valued at $534,375 in payment for consulting services. Otherwise, the general and administrative costs were comparable.

Nine Months Ended September 30, 1996 versus Nine Months Ended September 30,
1995

Revenues from the Company s operations for the nine months ended September 30, 1996 were $6,309,113 compared to $2,222,452 during the same period of 1995. This increase is due mainly to the Companys exploitation of its film library, as well as importing works of art and other items of a cultural nature, then selling such merchandise in cooperation with Hoffstra University, Hempstead, New York and other third parties.

The cost of sales for the nine months ended September 30, 1996 was $3,568,754 compared to $699,515 for the nine months ended September 30, 1995. The increase can be attributed to the increased cost of duplication costs of the film library as well as a higher cost of sales associated with the purchase of works of art that were sold by the Company.

General and administrative expenses increased by $677,596, from $215,788 during the nine months ended September 30, 1995 to $893,384 during the comparable period in 1996. During the third quarter of 1996, the Company issued common stock valued at $534,375 in payment for consulting services. Otherwise, the general and administrative costs remained relatively constant.



Depreciation expense decreased by $107,000 from the first nine months of 1995 to the first nine months of 1996.

Earning per share was $.19 per share for the nine months ended September 30, 1996 compared to $.15 for the nine months ended September 30, 1995.

Liquidity

The Company s overall working capital position was improved at September 30, 1996 to $4,534,284, compared to working capital of $2,670,719 at December 31, 1995. This increase in working capital is attributable to an increase in accounts receivable, which more than offset the decrease in cash and cash equivalents from December 31, 1995 to September 30, 1996. The Company expects that its Import Segment will, during the remainder of 1996 and the early part of 1997, begin to generate significant positive cash flow. Management also anticipates that the payment term structure of trade accounts receivable will be sufficient to support the cash flow needs of the Companys operations as well as support its debt service.


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

DEFINITION, LTD.




November 14, 1996

                                      Gerald Beeson, Executive Vice President
                                      Chief Executive Officer
                                      And Chief Accounting Officer