Form 10KSB
period 1996-12-31
DEFINITION LTD
filed 1997-05-01
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-KSB

[  X  ]   Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the Fiscal Year
          Ended December 31, 1996

[     ]   Transition Report Under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the Transition
          Period From ________ to ________

                            Commission File No. 0-20598

                                Definition, Ltd.
                (Name of Small Business Issuer in its Charter)

              NEVADA                                               75-2293489
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

     1334 South Killian Drive, Unit 4, Lake Park, Florida  33403
      (Address of principal executive offices, including zip code)

                               (561) 844-7701
              (Issuer's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class             Name of Exchange on Which Registered
       None                      None

Securities Registered under Section 12(g) of the Exchange Act:

           Common Stock, $.001 par value per share
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject of such filing requirements for the past 90 days.
Yes [    ]    No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [    ]

Registrant's revenues for its most recent fiscal year were $6,522,092
(unaudited).

The aggregate market value of the voting stock held by non-affiliates computed based on the average of the closing bid and asked prices of such stock as of April 24, 1997, was approximately $1,440,460.

The number of shares outstanding of the issuer's common equity as of April 24, 1997, was 7,161,842 shares of common stock, par value $.001.

Documents Incorporated by Reference: Current Report on Form 8-K, filed on or about January 27, 1997.

Transitional Small Business Disclosure Format (check one):
Yes [   ]    No [X]

PART I

Item 1.  Description of Business

History and Overview

History. Definition, Ltd. (the "Company") was incorporated in 1989 under the name "Stone Grill International, Inc.", under the laws of the State of Nevada. Until 1994, the Company undertook the development of a restaurant concept involving table-side cooking on pre-heated rocks, and the franchising of such restaurants. This line of endeavor was abandoned in late 1994, and the Company commenced acquisition of assets and searching for business opportunities in the interactive media and communications fields. During this period, the Company acquired programming, a broadcast film library, computers, video, studio, broadcast and cable equipment, as well as pre-paid air time for television programming and advertising. The Company developed its current plan of business in late 1994 and changed its name to its current name in January 1995.

Overview. The Company currently engages in commerce through enhanced communications. The Company intends to become a leader in all phases of high technology communications media, television, wireless telephone/fax/Internet service, television advertising, computer hardware and software, and travel services. There is, of course, no assurance that the Company will be successful in its business.

WINQ-TV. The Company, through its subsidiary, Interactive Systems, Inc., a Florida corporation ("ISI"), operates a community (low-power) television station in the West Palm Beach, Florida, area. In addition to its traditional broadcast operations, WINQ-TV is now broadcasting its signal live over the Internet 24-hours a day; it is, to the best knowledge of the Company, the first community television station to have its live signal broadcast over the Internet on a full-time basis. This Internet broadcast is the foundation of the Company's Internet Video Streaming Business, as described below. WINQ-TV also operates as a traditional television station, deriving revenues through sales of advertising time.

Internet Business and Art Centers. The Company, through its participation as a partner in World Wide Internet Business Centres, J.V. (the "IBC Joint Venture"), is involved in the development of a business concept entailing the establishment of facilities that will afford to the public a place of business for access to the Internet, business teleconferencing (via the Internet), home page development on the World Wide Web, Internet advertising, office facilities, travel services and other products and services of the IBC Joint Venture.

Internet Video Streaming Business. The Company, through its subsidiary, Definition Technologies, Inc., a Texas corporation ("DTI"), is negotiating to become an authorized reseller of the products of a leading computer products development firm. The Company sees no impediment to the consummation of its agreement to become an authorized reseller of such firm's products.
It is the Company's primary intention to exploit the Internet Video Streaming technology, in conjunction with the broadcasting of WINQ-TV's signal over the Internet in real time 24 hours a day. To such end, the Company is attempting to locate joint venture partners in cities around the world with whom to exploit such Internet Video Streaming technology. There is no assurance that any such joint ventures will be formed.

Message of Love. The Message of Love is a style of doing business promoted by an Italian-based export-import company that brings fine art and valuable objet d'art to the United States from Italy, where the program is known as Il Messagio d'Amore. The program is expanding to include a broad range of consumer products to complement the current materials and is an integral part of the business proposed for the Internet Business and Art Centers. The products promoted under the Message of Love theme are to be an integral part of the Company's Internet Business and Art Center concept.

Parent Academy Network. The Company is a joint venturer in a program, known as the Parent Academy Network (the "Parent Academy"). The Parent Academy provides interactive teaching materials to member schools, based upon a video and computer platform, utilizing educational materials, certain of which are, or will be, produced by WINQ-TV. The Company is the exclusive provider of computer hardware and technical support to the Parent Academy.

Business Development

References to the "Company" include, WINQ-TV, the IBC Joint Venture, DTI and the Parent Academy, unless the context indicates otherwise.

Internet Business and Art Centers. Effective December 31, 1996, and executed January 10, 1997, the Company entered into a Joint Venture
Agreement (the "IBC-JV Agreement") with W3D, L.L.C., a Texas limited liability company ("W3D"), whereby the Company and W3D formed a joint venture known as "World Wide Internet Business Centres, J.V." (the IBC
Joint Venture). The stated purpose of the Joint Venture is to develop, establish and operate 26, or more, business operations to be known as "World Wide Internet Business and Art Centres", or IBCs. The IBCs will be established as partnerships, joint ventures, limited liability companies or corporations, in the discretion of W3D, as Managing Venturer of the Joint Venture. The Joint Venture is to be a majority (in equity interest) owner, partner, participant or shareholder, as the case may be, in each of the IBCs to be established. Under the terms of the IBC-JV Agreement, it is the obligation of W3D, as agent of the Joint Venture, to locate, qualify and bring investors to the Joint Venture for the purpose of becoming active participants in the individual IBCs to be established.

The concept of the IBCs can be described as follows: each IBC (a combined merchandise showroom and business and conference center) to be established by the Joint Venture will provide, among other things, for use by the public customers, computer hardware and software for Internet access and usage, Internet access providers, world wide web publishing, world wide web promotion and sales, video teleconferencing, special marketing projects, financial services, cyberbanking, information on hotels, restaurants and conference facilities, a virtual casino, cruise information and an institute for Internet training, Webmaster certification and job placement. Each of the IBCs will be established with investment from participating investors, who will be active in the business. The Company is seeking IBC partners who would invest $100,000 in a particular IBC. There is no assurance that any such partners will be located.

The Company has a 49% interest, and W3D has a 51% interest, in the capital, profits and losses of the IBC Joint Venture. Upon formation of the IBC Joint Venture, the Company contributed to the capital of the IBC Joint Venture (1) trade accounts receivable generated by the Company in its business in the sum of $2,011,750, face value, which receivables are anticipated to be actually received by the IBC Joint Venture over a period of two years, and (2) 1,340,000 shares of the $.001 par value Common Stock of the Company, with an agreed value, for purposes of the IBC-JV Agreement, of $2,000,000. Upon formation of the IBC Joint Venture, W3D committed to contribute to the capital of the Joint Venture cash in the amount of $4,000,000, which shall be contributed over a period of two years, in equal quarterly, or more frequent, increments, commencing April 1, 1997. W3D has, to date, failed to make the first of such quarterly capital contributions. There is no assurance that W3D will ever make any of the capital contributions contemplated by the IBC-JV Agreement.

The Company is dependent upon W3D, as Managing Venturer of the Joint
Venture, for the success of the Joint Venture. There is no assurance that the Joint Venture will be successful in implementing its proposed operations.
(See "Risk Factors" elsewhere herein).

Message of Love. The Company is part of an arrangement with a world-wide marketing group in Verona, Italy, and surrounding cities. The Messagio d'Amore, or Message of Love, is the slogan for the City of Verona and the Verona Fair. This program is used to convey to the world the best of the Verona art, music, sculpture and jewelry, together with many crafts, gifts and similar items endemic to the northeastern Italy area. The Company has combined with World Wide Marketing of Verona to secure products to be sold in the United States. This arrangement is for the Italian side of the venture to provide $20,000,000 or more of merchandise of the Verona artisans and merchants, including fine art, contemporary art, gift and specialty items produced in the area, all for sale by the Company. The Company purchases these items with a right to return them if they remain unsold after a period of two years, and sells them to the public. The Message of Love is to be an integral part of the IBC Joint Venture, as the work of the Verona area artisans is to be displayed for sale in each of the IBCs and featured on each of such IBC's Internet home page. In addition, the Company is attempting to market such Italian goods to traditional retailers throughout North America. The Company believes that sales of the Italian products through the IBCs will be significant, although no prediction in this regard can be made.

Internet Video Streaming Business. It is the Company's intention to establish joint ventures as a means of establishing its Internet Video Streaming business (the "Streaming Joint Ventures"). The concept of the Streaming
Joint Ventures can be described as follows: Each Streaming Joint Venture will establish an Internet site. Such Internet site will feature the live television broadcast signal of WINQ-TV, utilizing Internet Video Streaming technology. The WINQ-TV broadcast signal will appear in the middle of an Internet user's computer screen. It is contemplated that the WINQ-TV broadcast signal will be surrounded by icons of advertisers. An Internet user will be able to click on any of such icons and view information about a particular advertiser's products or services. The sale of icons that surround the WINQ-TV broadcast signal to advertisers will be the source of revenues for each of the Streaming Joint Ventures. It is likely that the Company would utilize one or more of such icons to advertise certain of the consumer products associated with the Message of Love, among others. No prediction can be made in this regard, however. In each of the Streaming Joint
Ventures, the Company will have a 10% interest in profits and losses. Also, each Streaming Joint Venture will pay to ISI a royalty equal to 12% of gross revenues, which royalty shall be paid for each Streaming Joint Venture's use of WINQ-TV broadcast signal.

The Company believes that its position as the first real time television broadcast on the Internet, through the use of an Internet Video Streaming technology, will, as a novelty at first, attract a substantial number of Internet users, which will support the sale of advertising by each of the Internet Video Streaming joint ventures, if any. Then, after some indeterminate period of time, the Company expects that, as other video delivery sites appear on the Internet, the quality of the Company's Internet (WINQ-TV) broadcast programming, that is, the format of the Internet Video Stream, must be more attractive than its potential future competitors' programming in order to continue to attract Internet users. The Company expects that this type of competition will not begin to appear for at least the next 18 months, if then.

WINQ-TV.  Through is subsidiary, Interactive Systems, Inc. (ISI), the
Company operates a community (low power) television station, transmitting from West Palm Beach, Florida, WINQ Channel 19. The transmitter has an effective radius of approximately 25 miles, and a household audience of approximately 260,000 homes in a population area containing approximately 1,000,000 people. WINQ-TV operates under a permit granted by the Federal Communications Commission. WINQ-TV broadcasts 24 hours a day, offering a broad line of programming, which includes catalog sales, infomercials, movies and sitcoms. The Company's signal is carried by the local cable operator. WINQ-TV sells television broadcast time and advertising time, produces infomercials and arranges for their production by third parties. Additionally, the Company makes duplicates of, and edits, film from its film library for sale of footage, documentaries, movies, newsreels and educational film. Sales of this nature have, to date, been to the European market, although the Company is attempting to make sales in the United
States as well.

Beginning in February 1997, WINQ-TV began to broadcast its signal over the Internet. The Company believes that WINQ-TV is the first, and only, community television station broadcasting over the Internet 24 hours a day in real time. It is planned that the programming of WINQ-TV will evolve over the next two years to reflect the specific needs of the Company in developing its Internet Video Streaming business. That is, the format of WINQ-TV can be expected to change from its current traditional programming format to a format featuring segments of 5 to 15 minutes in length, ranging from abridged movies to standard commercials to infomercials, some of which can be expected to be produced by the Company and to promote products being marketed by the Company.

Industry History of Community Television. Community, or low power, television is a relatively new broadcasting category created by the FCC in the early 1980s. Community television stations, with their narrow geographic coverage, usual unaffiliated status and local programming focus, are becoming a more important part of the current broadcasting mix. While able to cover, on average, only between five and 20 miles with their signals, community television stations have been able to expand greatly their coverage by having their signals included in local and regional cable systems. Entry into the community television industry requires substantially less capital than entry into the high-power television industry. There are currently approximately 1,700 community television stations licensed by the FCC, with approximately the same number of applications for new licenses now pending with the FCC.

Community television stations may be either affiliated with one of the national networks (ABC, NBC, CBS, FOX, UPN or WB) or may be independent. The Company does not anticipate that its community television station will become a network affiliate.

Programming. Lacking a national network affiliation, independent community television stations, in general, depend heavily on independent third parties for programming. Programs obtained from independent sources consist primarily of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been shown previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.

Licenses for syndicated programs are often offered for cash sale or on a barter or cash-plus-barter basis to stations. In the case of a cash sale, the station purchases the right to broadcast the program, or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (a cash-plus-barter basis). Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and, therefore, with less time available for sale by the station. Recently, the amount of bartered and cash-plus-barter programming broadcast industry-wide has increased substantially.

WINQ-TV has, to date, relied on the use of its film library and the use of a third party's film library free-of-charge, rather than acquiring programming from third parties. It can be expected that this method of programming will continue as the Company's Internet Video Streaming business matures. It is contemplated that WINQ-TV would, at some time in the future, employ a broadcast format featuring segments of 5 to 15 minutes in length, ranging from abridged movies to documentaries to standard commercials to infomercials, some of which can be expected to be produced by the Company and to promote products being marketed by the Company.

Business Strategy. It is the Company's current intention for WINQ-TV's programming to evolve over the next two years to meet the needs of the Company's Internet Video Streaming business. That is, the Company expects that WINQ-TV would, in the future, employ a broadcast format featuring segments of 5 to 15 minutes in length, ranging from abridged movies to documentaries to standard commercials to infomercials, some of which can be expected to be produced by the Company and to promote products being marketed by the Company. WINQ-TV's programming format can be expected to be adjusted at various times in the future to meet the needs of the Company's Streaming Joint Ventures.

Parent Academy Network. The Company is engaged as a joint venturer with Academy Concepts of Baltimore, Maryland, in a project known as the Parent Academy Network (the Parent Academy). The program is designed to raise the educational level of low income children in Baltimore, as well as in other metropolitan areas. The Parent Academy is designed to provide interactive teaching materials to member schools, based on a video and computer platform, utilizing educational materials from Academy Concepts and the Company's broadcast film and media library. The Parent Academy attempts to bring parents, teachers and students together in an educational partnership, all with a view to increasing student attendance and parental involvement, as well as reducing delinquency and crime in participating schools and their respective communities. The Company is the exclusive provider of technical assistance and acts as consultant to the Parent Academy. The Company will provide all computer hardware and software for the Parent Academy. There are currently six schools participating in the Parent Academy, from which the Company receives approximately $300 per month per school. The
Company's joint venture partner has expressed its intention to attempt to expand, with the Company's assistance, the Parent Academy concept to a network of 2,500 schools in major U.S. cities over the next five years. There is no assurance that such expansion of the Parent Academy concept will occur. It is the Company's intention to utilize its Internet Video Streaming techniques to enhance the current educational program of the Parent
Academy.

Regulation

Internet. The Internet, or World Wide Web, is, from the participants' standpoint, largely unregulated. The Company expects no material regulation to affect its business activities on the Internet. However, governments can impose burdensome regulations at any time and without notice.

Community (Low Power) Television.

General. Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. The Company's currently operating community television station, as well as any future stations, is subject to a wide range of technical, reporting and operational requirements imposed by the Communications Act and by FCC rules and policies.

The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations, including the requirement that the FCC allocate licenses, frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States. Television licenses generally are issued for five-year terms. Upon application, and in the absence of a conflicting application that would require the FCC to hold a hearing, or questions as to the licensee's qualifications, television licenses have usually been renewed for additional terms without a hearing by the FCC. An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

Under existing FCC regulations governing multiple ownership of broadcast stations, a license to operate a television or radio station generally will not be granted to any party (or parties under common control) if such party directly or indirectly owns, operates, controls or has an attributable interest in another television or radio station serving the same market or area. The FCC, however, is favorably disposed to grant waivers of this rule for certain radio station-television station combinations in the top 25 television markets, in which there will be at least 30 separately owned, operated and controlled broadcast licenses, and in certain other circumstances.

FCC regulations further provide that a broadcast license will not be granted if that grant would result in a concentration of control of radio and television broadcasting in a manner inconsistent with the public interest, convenience or necessity. FCC rules generally deem such concentration of control to exist if any party, or any of its officers, directors or shareholders, directly or indirectly, owns, operates, controls or has an attributable interest in more than 12 television stations, or in television stations capable of reaching, in the aggregate, a maximum of 25% of the national audience. This percentage is determined by the DMA market ranking of the percentage of the nation's television households considered within each market. Because of certain limitations of the UHF signal, however, the FCC will attribute only 50% of a market's DMA reach to owners of UHF stations for the purpose of calculating the audience reach limits. The Company will not approach such limits for the foreseeable future. To facilitate minority group participation in radio and television broadcasting, the FCC will allow entities with attributable ownership interests in stations controlled by minority group members to exceed the ownership limits.

The FCC's multiple ownership rules require the attribution of the licenses held by a broadcasting company to its officers, directors and certain of its shareholders, so there would ordinarily be a violation of FCC regulations where an officer, director or such a shareholder and a television broadcasting company together hold interests in more than the permitted number of stations or more than one station that serves the same area. In the case of a corporation controlling or operating television stations, such as the Company, there is attribution only to shareholders who own 5% or more of the voting stock, except for institutional investors, including mutual funds, insurance companies and banks acting in a fiduciary capacity, which may own up to 10% of the voting stock without being subject to such attribution, provided that such entities exercise no control over the management or policies of the broadcasting company.

The FCC has recently begun a proceeding to consider liberalization of the various TV ownership restrictions described above, as well as changes (not all of which would be liberalizing in effect) in the rules for attributing the licenses held by an enterprise to various parties. The Company is unable to predict the outcome of these proceedings.

The Communications Act and FCC regulations prohibit the holder of an attributable interest in a television station from having an attributable interest in a cable television system located within the coverage area of that station. FCC regulations also prohibit the holder of an attributable interest in a television station from having an attributable interest in a daily newspaper located within the predicted coverage area of that station.

The Communications Act limits the amount of capital stock that aliens may own in a television station licensee or any corporation directly or indirectly controlling such licensee. No more than 20% of a licensee's capital stock and, if the FCC so determines, no more than 25% of the capital stock of a company controlling a licensee, may be owned or voted by aliens or their representatives. Should alien ownership exceed this limit, the FCC may revoke or refuse to grant or renew a television station license or approve the assignment or transfer of such license.

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a licensee without the prior approval of the FCC. Legislation was introduced in the past that would impose a transfer fee on sales of broadcast properties. Although that legislation was not adopted, similar proposals, or a general spectrum licensing fee, may be advanced and adopted in the future. Recent legislation has imposed annual regulatory fees applicable to the Company.

The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act or regulations and policies of the FCC thereunder. Reference is made to the Communications Act, such regulations and the public notices promulgated by the FCC.

Other Regulations. The Federal Trade Commission, among other regulatory agencies, imposes a variety of requirements that affect the business and operations of broadcast stations. From time to time, proposals for additional or revised requirements are considered by the FCC, numerous other Federal agencies and Congress. The Company is unable to predict future Federal requirements or what impact, if any, any such requirements may have on the Company's television station.

Competition

IBC Activities. Because of the hybrid nature of the IBC business concept, the Company, through the IBC Joint Venture, will be competing in two areas of business: (1) traditional retail; and (2) business services. Each of the IBCs will be required to make itself known in its community so as to attract customers to its retail showroom and to attract local business people who need access to the Internet and the other business services to be offered by each IBC. Many competitors in each such industry will have greater resources than does the Company. None of the Company's officers nor any of the principals of W3D has any prior experience in such lines of business. There is no assurance that the IBCs will be able to compete successfully in such environment.

Internet Video Streaming Activities. The Internet is a "work in progress". Each day, innumerable businesses and individuals construct an Internet site, or homepage, to which they attempt to attract Internet users, or "surfers".
The rapid increase in the number of Internet sites to which users can be drawn reduces the likelihood that an Internet site of any variety will be visited by Internet users. The Company believes that its position as the first real time television broadcast on the Internet, through the use of an Internet Video Streaming technology, will, at first as a novelty, attract a substantial number of Internet users, which will support the sale of advertising by each of the Internet Video Streaming joint ventures, if any. There is no assurance that the Company will be able to attract Internet users to its Video Streaming sites.

Community (Low Power) Television. Community television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media, as well. Such competition is intense. In addition, competition for programming and management personnel is severe.
The Company expects that WINQ-TV will continue to be able to operate successfully in such environment, although there is no assurance that such will be the case.

Parent Academy. The Parent Academy competes for public and private sector funding with which to operate and, if possible, expand. The competition among entities similar to the Parent Academy for such funding is intense. There is no assurance that the Parent Academy will be able to attract funding for its continuing operations or any planned expansion.

Employees

The Company employs three persons, all of whom are officers of the Company. Currently, the Company contracts with outside parties for all services required to be performed by the Company. The Company does not expect to add more than five employees during the remainder of 1997, and, without additional funding, the Company cannont be expected to add any additional employees.

Risk Factors

Risks Concerning the IBC Joint Venture.

Dependence on Joint Venture Partner. The Company is dependent upon the efforts of the managing venturer of the IBC Joint Venture, W3D, L.L.C.
(W3D), for the success of the IBC Joint Venture. W3D, as managing venturer, is responsible for attracting partners in various cities around the world with whom the IBC Joint Venture would operate IBCs. There is no assurance that W3D will be successful in its efforts.

Failure to Contribute Capital. The joint venture agreement of the IBC Joint Venture requires W3D to contribute a total of $2,000,000 in cash, quarterly in equal increments, over a period of two years, beginning in April 1997. The inital capital contribution required of W3D has not yet been made by W3D. There is no assurance that W3D will ever meet its capital contribution obligations. Should such be the case, it is more likely than not that the Company would receive no return on its investment in the IBC Joint Venture.

New Business Concept; Potential Lack of Consumer Acceptance. As with any new product or style of doing business, such as the IBC business concept, there is no assurance that any of the IBCs that may be established will be successful in attracting sufficient customers so as to generate a profit. Should this be the case, the Company would derive no benefit from its investment in the IBC Joint Venture.

Dependence on Joint Venture Participants. The IBC Joint Venture is dependent upon the ability of W3D to attract entities or individuals to become joint venture partners in one or more IBCs. There is no assurance that the IBC Joint Venture will be able to attract any entity or individual who is capable of investing not less than $100,000 in an IBC. Should this be the case, the Company would derive no benefit from its investment in the IBC
Joint Venture.

Volatility of Retail Sales. The IBC business concept is dependent upon the level of disposable income in the areas in which IBCs may be established, as well as the business activity within such areas. Without the existence of substantial levels of disposable income, an IBC would, more likely than not, be unable to achieve meaningful sales of its goods. Likewise, should the level of business activity not be high, the likelihood of any meaningful use of an IBC's business services would be low. Therefore, the success of any IBC is directly linked to local economic conditions and consumer spending patterns. No prediction can be made with respect to such economic conditions.

Competition. Because of the hybrid nature of the IBC business concept, each IBC will be competing in two areas of business: (1) traditional retail; and (2) business services. Each of the IBCs will be required to make itself known in its community so as to attract customers to its retail showroom and to attract local business people who need access to the Internet and the other business services to be offered by each IBC. It can be expected that many of the competitors in each such industry will have greater resources than will any of the IBCs. There is no assurance that the IBCs will be able to compete successfully in such environment.

Risks Concerning Video Streaming Business.

Competition. The Internet is a "work in progress". Each day, innumerable businesses and individuals construct an Internet site, or homepage, to which they attempt to attract Internet users, or "surfers". The rapid increase in the number of Internet sites to which users can be drawn reduces the liklihood that an Internet site of any variety will be visited by Internet users. The Company believes that its position as the first real time television broadcast on the Internet, through the use of an Internet Video Streaming technology, will, at first as a novelty, attract a substantial number of Internet users, which will support the sale of advertising by each of the Internet Video Streaming joint ventures, if any. There is no assurance that the Company will be able to attract Internet users to its Video Streaming sites and, therefore, that any advertising sales revenue will be realized.

New Product; Potential Lack of Consumer Acceptance. As with any new product, such as the Internet Video Streaming, there is no assurance that any of the Company's Internet Video Streaming joint ventures, once formed, will be successful in attracting sufficient Internet users to its Internet sites. Should this be the case, the Company would derive no benefit from any of its Internet Video Steaming activities.

Dependence on Joint Venture Participants. The Company is currently seeking entities or individuals with whom to form Internet Video Streaming joint ventures. The Company requires that its joint venture partners contribute $100,000 to each Internet Video Streaming joint venture. There is no assurance that any entity or individual who is capable of make such an investment would be interested in becoming a joint venturer in one of the Company's Internet Video Streaming joint ventures.

Potential Obsolescence of Technology. The technology associated with the Internet changes rapidly, such that it can be expected that many of today's leading-edge technologies will become obsolete in the future. It is possible that the Internet Video Streaming technology to be employed by the Company may become obsolete in the future. There is no assurance that the Company will be able to maintain its technological position in the future. A failure to do so can be expected to have a materially adverse effect on the Company's Internet Video Streaming activities.

Risks Concerning Community (Low Power) Television.

Competition. Community (low power) television stations compete for advertising revenue in their respective markets, primarily with other broadcast television stations and cable television channels, and compete with other advertising media, as well. Such competition is intense. In addition, competition for programming and management personnel is severe.
Nevertheless, the Company expects that WINQ-TV will continue to be able to operate successfully in such environment, although there is no assurance that such will be the case.

Government Regulation. Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act. The
Communications Act empowers the FCC to issue, revoke or modify broadcast licenses, to assign frequencies, to determine the locations of stations, to regulate the broadcasting equipment used by stations, to establish areas to be served, to adopt such regulations as may be necessary to carry out the provisions of the Communications Act and to impose certain penalties for violation of its regulations. The Company's television station is subject to a wide range of technical, reporting and operational requirements. There is no assurance that the Company will be able to comply with such requirements in the future. Similarly, the FTC, among other regulatory agencies, imposes a variety of requirements that affect the business and operations of broadcast stations. Proposals for additional or revised requirements are considered from to time by the FCC, other regulatory agencies and Congress. The Company is unable to predict what new or revised Federal requirements may result from such consideration or what impact, if any, such requirements might have upon the operation of a television station operated by the Company.

Risks Concerning Parent Academy.

Dependence on Joint Venturer. The Company is dependent on the efforts of its joint venture partner for the financial success of the Parent Academy business. There is no assurance that the Parent Academy business will ever generate a profit.

Potential Recurrence of Dispute. During a portion 1996, the Company and its joint venture partner were engaged in a dispute with respect to the operation of the Parent Academy. However, such dispute was resolved in a favorable manner and no further disputes have arisen. Nevertheless, it possible that such dispute may again arise which could have a material adverse affect on the Company.

Competition. The Parent Academy competes for public and private sector funding with which to operate and, if possible, expand. The competition among entities similar to the Parent Academy for such funding is intense. There is no assurance that the Parent Academy will be able to attract funding for its continuing operations or any planned expansion.

Item 2.  Description of Property

The Company's properties are functionally grouped. It holds, through ISI, significant properties in the form of television equipment, cameras, sets, recorders, transmitters, receivers, microwave dishes, monitors, splicers, film and film libraries. Such assets are located at 1334 South Killian Drive, Unit 4, Lake Park, Florida. ISI owns the facilities it occupies, consisting of approximately 6,500 square feet of office space, television station infrastructure and storage areas, including a sound stage utilized in making infomercials and live and recorded television programming. It owns its office furniture, fixtures, computer system and internal telephone network.

The Company also owns a significant film library of 104 one-hour programs and 350 half-hour programs, consisting of certain copyrighted programs, documentaries, music blocks, educational programming and other productions and film footage.

The properties of the Company devoted to the Parent Academy consist of computer hardware and software leased to various units of the Baltimore, Maryland, public school system.

Item 3.  Legal Proceedings

The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.





PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The Common Stock of the Company is traded on the OTC Electronic
Bulletin Board under the symbol "DFNL". The range of high and low bid quotations for each quarterly period during the years ended December 31, 1995 and 1996, and the quarter ended March, 31, 1997, as reported by the OTC Electronic Bulletin Board, is set forth in the table below.

Quarter Ended                   High                       Low
-----------------               -------                    -------
March 31, 1995                    .045                       .010
June 30, 1995                    1.8125                      .020
September 30, 1995               5.625                      1.6875
December 31, 1995                5.00                       2.25

March 31, 1996                   5.125                      3.125
June 30, 1996                    3.75                       2.625
September 30, 1996               2.625                       .625
December 31, 1996                 .75                        .3125

March 31, 1997                    .50                        .3125

On April 24, 1997, the last reported bid and asked prices for the Company's Common Stock, as reported by the OTC Electronic Bulletin Board, were
$.1875 and $.28125 per share, respectively. Such quotations reflect inter-dealer prices, without retail mark-up, retail mark-down or commission, and may not represent actual transactions.

Holders

The approximate number of record holders of the Company's Common Stock as of April 24, 1997, was 1,200.

Dividends

The Company has never paid cash dividends on its Common Stock.  The
Company anticipates that any future earnings, of which there is no assurance, will be retained for development of the Company's businesses, and, therefore, it can be expected that no dividends on the Company's Common
Stock will be declared in the foreseeable future.

Item 6.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

The information required to furnished under this Item 6 will be furnished by amendment to this Annual Report on Form 10-KSB, which amendment is to be filed in the near future.

Item 7.  Financial Statements

The financial statements required to furnished under this Item 7 will be furnished by amendment to this Annual Report on Form 10-KSB, which amendment is to be filed in the near future.

Item 8.  Changes In and Disagreements With Accountants
                    on Accounting and Financial Disclosure

No change in, or disagreement with, the Company's independent auditor occurred during the fiscal year ended December 31, 1996.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth the names of the current officers and directors of the Company.

Name                         Age                        Position
-------                      -----                      ----------
Gerald L. Beeson(1)          62                         Chairman of the Board,
                                                        Chief Executive Officer
                                                        and Assistant Secretary

David L. Holt(1)             52                         Secretary and Director

Miguel O. Coindreau(2)       37                         Executive Vice President

Michael DeLuise(1)           46                         Director

David W. Dean(3)             42                         Director
------------------------
(1) Has served in the capacity, or capacities, indicated during the entire fiscal year ended December 31, 1996.
(2)  Has served in such capacity since April 14, 1997.
(3)  Has served in such capacity since January 28, 1997.

No family relationships exist among the officers and directors of the Company. Background information concerning each of such persons is set forth below:

Gerald L. Beeson has served as the Company's Chief Executive Officer since 1994. From 1991 to 1991, Mr. Beeson owned and managed Cmmunity
Connection, a Garland, Texas-based real property management company. He currently is Chief Executive Officer of CHM Satellite Communications, Inc., Dallas, Texas.

David L. Holt has, for more than the past 5 years, been self-employed as machinery design engineer in the Dallas, Texas, area.

Miguel O. Coindreau has, since 1996, served as President and CEO of Lower Valley Transportation, Inc., a Dallas, Texas-based transportation company. From 1990 to 1996, Mr. Coindreau owned and operated BizLink, Inc., a Dallas, Texas-based international marketing and consulting firm.

Michael DeLuise has, since 1986, served as Assistant Vice President for Public Relations for Hofstra University, Hempsted, New York. Also, Mr. DeLuise has served as Executive Director of College Relations for New York Institute of Technology, Old Westbury, New York.

David W. Dean has, since 1995, been employed as Headmaster of a college preparatory school in Irving, Texas. Prior to such engagement, from 1989 to 1995, Mr. Dean served as Principal of a parochial school in Gallup, New Mexico.

Compensation of Directors

During the fiscal year ended December 31, 1996, the Company had no standard or other arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file.

The Company believes that none of the reports required to be made under
Section 16(a) have been filed by the persons required to file such reports. The Company has received assurances from the persons required to file such reports that all required reports will be filed as soon as possible.

Item 10.  Executive Compensation

The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Chief Executive Officer of the Company and each executive officer of the Company who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

                         Summary Compensation Table

                           Annual Compensation
                                                                Long-
                                                                term
                                                               Compen-
                                                               sation
                                        Other       Awards      All
Name                                    Annual        of       Other
and                                     Compen-     Stock      Compen-
Principal             Salary   Bonus    sation      Options    sation
Position      Year     ($)      ($)       ($)        (#)         ($)
-----------  ------  -------- --------  ---------  ---------  ---------

Gerald L.
   Beeson     1996   20,000     -0-        -0-       -0-        -0-
CEO/Asst.     1995   14,000     -0-        -0-       -0-        -0-
   Sec.       1994     -0-      -0-        -0-       -0-        -0-

Employment Contracts and Termination of Employment and Change-in-Control Agreements

The Company does not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Option/SAR Grants in Last Fiscal Year

The Company did not grant any options to any person during the fiscal year ended December 31, 1996. The Company has never granted any stock appreciation rights ("SARs"), nor does it expect to grant any SARs in the foreseeable future.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of April 24, 1997, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and
(3) by all officers and directors of the Company, as a group. On April 24, 1997, there were approximately 7,411,842 shares of Common Stock issued and outstanding.

                                    Number of Shares
Name and Address of                 of Common Stock
5% Beneficial Owners,               Beneficially Owned            Percent
Officers and Directors              at April 24, 1997            of Class(1)

Gerald L. Beeson                         31,400                      *
1400 Turtle Creek Drive
Dallas, Texas 75207

David L. Holt                              ---                      ---
1400 Turtle Creek Drive
Dallas, Texas 75207

Miguel O. Coindreau                        ---                      ---
1400 Turtle Creek Drive
Dallas, Texas 75207

Michael DeLuise                          40,000                      *
565 Caledonia Road
Dix Hills, New York 11746

All Officers and Directors
 as a Group (5 persons)                  71,400                      *
--------------------------------
(1) Based on 7,411,842 shares outstanding.



Item 12.  Certain Relationships and Related Transactions

The Company has engaged in no transaction required to be described herein.

Item 13.  Exhibits and Reports on Form 8-K

(a)(1) Financial Statements

The financial statements of the Company required to furnished under this
Item 13 will be `furnished by amendment to this Annual Report on Form 10-KSB, which amendment is to be filed in the near future.

(a)(2) Exhibits

        Exhibit                     Description
       ---------                   --------------

         10.1 Consulting and Legal Services Agreement, dated April 17, 1997, between the Company and Newlan & Newlan, Attorneys at Law.

(b) Reports on Form 8-K

During the quarter ended December 31, 1996, the Company did not file a Current Report on Form 8-K.

Subsequent to December 31, 1996, on or about January 27, 1997, the
Company filed a Current Report on Form 8-K relating to its entering into a joint venture to develop Internet Business and Art Centers, whereby the Company issued, as part of its contribution to such joint venture's capital, 1,340,000 shares of its Common Stock. Such Current Report on Form 8-K is incorporated herein by this reference.

                                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFINITION, LTD.

By: /s/ Gerald L. Beeson
        Gerald L. Beeson
        Chief Executive Officer and
        Principal Financial Officer

In accordance with the Exchange Act, this report has ben signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Gerald L. Beeson                                      Date: April 25, 1997
Gerald L. Beeson, Chief Executive
Officer and Director

/s/ David L. Holt                                         Date: April 25, 1997
David L. Holt, Assistant Secretary
and Director


/s/ Miguel O. Coindreau                                   Date: April 25, 1997
Miguel O. Coindreau, Executive
Vice President


/s/ Michael DeLuise                                       Date: April 25, 1997
Michael DeLuise, Director


/s/ David W. Dean                                         Date: April 25, 1997
David W. Dean, Director

-------------------------------------------------------------------------

                                   EXHIBIT 10.1

CONSULTING AND LEGAL SERVICES AGREEMENT

------------------------------------------------------------------------

CONSULTING AND LEGAL SERVICES AGREEMENT

This Agreement is made as of the 17th day of April, 1997, by and between Newlan & Newlan, Attorneys at Law, a Texas general partnership consisting of L. A. Newlan, Jr. and Eric Newlan ("Consultant"), and Definition, Ltd., a Nevada corporation (the "Company").

WHEREAS, Consultant possesses experience in the field of international and domestic financing, domestic and international taxation, secondary securities trading, business acquisitions and dispositions and matters of general and special law; and

WHEREAS, the Company is a publicly-held company and files periodic reports pursuant to the requirements of the Securities Exchange Act of 1934; and

WHEREAS, the Company desires advice and guidance relating to the areas of expertise of Consultant, as aforesaid; and

WHEREAS, the Company desires to hire Consultant and Consultant is willing to accept the Company as a client.

NOW THEREFORE, in consideration of the mutual covenants herein contained, it is agreed:

1. The Company hereby engages Consultant to render advice and counsel with respect to law, corporate organization, corporate finance, business opportunities and taxation. Consultant hereby accepts such engagement and agrees to render such advice throughout the term of this Agreement.

2. The services to be rendered by Consultant hereunder shall consist of the following:

A. Giving advice and counsel on legal compliance by the Company with all securities laws and regulations and communications laws and regulations applicable to its business, state, federal and foreign;

B. Giving advice and counsel on legality of corporate business transactions, contracts, including drafting and, at the Company's request, negotiation of contracts;

C. Giving advice and counsel on business strategies, corporate finance, secondary trading in the Company's securities, advice and, at the Company's request, assistance in negotiation and evaluation of mergers, consolidations and acquisitions, spin-offs, split-ups and other dispositions and recapitalizations;

D. Giving advice and counsel on matters of income taxation, domestic and international, and matters relating to import and export laws and regulations; and

E. Giving advice and counsel in matters relating to protection and preservation of assets of the Company, including, without limitation, engaging in litigation in courts in which Consultant is, or reasonably can be, admitted to practice, and supervising litigation in places where Consultant is not so admitted and cannot reasonably gain admission to practice.

Anything contained herein to the contrary notwithstanding, Consultant shall not render services hereunder in connection with the offer or sale of securities in a capital-raising transaction, in keeping with the proscription thereof contained in Section A of the General Instructions as to the use of Form S-8 promulgated by the Securities and Exchange Commission.

3. The term of this Agreement shall commence upon execution of this Agreement and shall continue until Consultant has rendered services equal in value to the dollar amount of compensation payable to Consultant in paragraph 4 below, determined at the Consultant's hourly rate of charge for professional services, i.e., $200 per hour for L. A. Newlan, Jr.'s time, $150 per hour for Eric Newlan's time. Consultant shall render monthly a report to the Company the time expended by Consultant in performance of its obligations hereunder.

In addition to the fee payable hereunder, Consultant shall, from time to time during the term of this Agreement, be reimbursed for costs paid and incurred by Consultant on behalf of the Company for travel, per diem, lodging, long distance communications, courier services, photocopying and printing. Reimbursement is to be made on receipt of invoice by the Company.

4. In consideration of the services to be performed by Consultant, the Company agrees to pay the sum of $50,000, payable by issuance to Consultant of 250,000 shares of the Company's $.001 par value Common Stock, at $.20 per share.
5.  The Company represents and warrants to Consultant that:

A. The Company will cooperate fully and timely with Consultant to enable Consultant to perform its obligations hereunder.

B. The execution and performance of this Agreement by the Company has been duly authorized by the Board of Directors of the Company.

C. The performance by the Company of this Agreement will not violate any applicable court decree, law or regulation, nor will it violate any provisions of the organizational documents of the Company or any contractual obligation by which the Company may be bound.

6. Until such time as the same may become publicly known, the parties agree that any information provided to either of them by the other of a confidential nature will not be revealed or disclosed to any person or entity, except in the performance of this Agreement, and upon completion of Consultant's services and upon the written request of the Company, any original documentation provided by the Company will be returned to it. Consultant will not directly or indirectly buy or sell the securities of the Company at any time when it is privy to non-public information.

7. All notices hereunder shall be in writing and addressed to the party at the address herein set forth, or at such other address as to which notice pursuant to this section may be given, and shall be given by personal delivery, by certified mail (return receipt requested), Express Mail or by national or international overnight courier. Notices will be deemed given upon the earlier of actual receipt of three (3) business days after being mailed or delivered to such courier service.

Notices shall be addressed to Consultant at:

Newlan & Newlan, Attorneys at Law
5525 North MacArthur Boulevard
Suite 670
Irving Texas 75038

and to the Company at:

Definition, Ltd.
1334 South Killian Drive
Lake Park, Florida 33403

8. Consultant consents to the placement of the following legend, or a legend similar thereto, on the certificates representing the shares of Common Stock issued hereunder:

THESE SECURITIES HAVE BEEN ISSUED IN RELIANCE UPON THE
EXEMPTION FROM REGISTRATION AFFORDED BY SECTION 4(2)
OF THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT
BE TRANSFERRED WITHOUT AN OPINION OF COUNSEL
SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT
ANY SUCH PROPOSED TRANSFER IS IN ACCORDANCE WITH ALL
APPLICABLE LAWS, RULES AND REGULATIONS.

9.  Miscellaneous.

A. In the event of a dispute between the parties, both Consultant and the Company agree to settle said dispute through the American Arbitration Association (the "Association") at the Association's Dallas, Texas, offices, in accordance with the then-current rules of the Association; the award given by the arbitrators shall be binding and a judgment can be obtained on any such award in any court of competent jurisdiction. It is expressly agreed that the arbitrators, as part of their award, can award attorneys fees to the prevailing party.

B. This Agreement is not assignable in whole or in any part, and shall be binding upon the parties, their heirs, representatives, successors or assigns.

C. This Agreement may be executed in multiple counterparts which shall be deemed an original. It shall not be necessary that each party execute each counterpart, or that any one counterpart be executed by more than one party, if each party executes at least one counterpart.

D. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Texas.

DEFINITION, LTD.

By: /s/ Gerald L. Beeson
        Gerald L. Beeson
        Chief Executive Officer

NEWLAN & NEWLAN
(a Texas general partnership)

By: /s/ L. A. Newlan, Jr.
        L. A. Newlan, Jr.
        Partner