Form 10QSB
period 1997-03-31
DEFINITION LTD
filed 1997-05-27
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997

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

The number of shares outstanding of the issuer's common equity as of May 21, 1997, was 7,161,842 shares of common stock, par value $.001.

Transitional Small Business Disclosure Format (check one): Yes [  ]   No [X]


                          DEFINITION, LTD.

         Form 10-QSB for the Quarter Ended March 31, 1997

                         Table of Contents

                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K



                            DEFINITION, LTD.
                       CONSOLIDATED BALANCE SHEETS
       March 31, 1997 (unaudited), and December 31, 1996 (unaudited)

                                            3/31/97                  12/31/96
                                           (unaudited)             (unaudited)
ASSETS

Current Assets:
  Cash and cash equivalents                   36,149                   63,151
  Notes receivable                           210,000                  210,000
  Accounts receivable,
    net of doubtful accounts               2,965,479                2,964,036
  Accounts receivable, other                  ---                       ---
                                        -------------              ------------
      Total Current Assets                 3,211,628                3,237,187
                                        -------------              ------------
Property and Equipment:
  Broadcast resource library               2,985,536                2,985,536
  Computer, production and
    other equipment                          851,105                  851,105
  Streaming technology hardware               62,776                   62,776
  Building and improvements                  469,153                  469,153
  Other                                        4,470                    4,470
                                        -------------              ------------
      Total Property and Equipment         4,373,040                4,373,040
                                        -------------              ------------
      Accumulated depreciation            (2,063,108)              (1,028,959)
                                        -------------              ------------
         Net Property and Equip.           2,309,932                3,276,402
                                        -------------              ------------

Other Assets:
  Deposits - Paris office                     78,020                   78,020
  Contracts and accounts
    receivable - long term                 5,928,071                5,928,071
  Equity investment in joint venture         385,142                  385,142
  Streaming technology R&D                   355,262                  355,262
  Accumulated amortization - R&D             (41,447)                 (23,684)
                                        -------------              ------------
     Total Other Assets                    6,705,048                 7,140,849
                                        -------------              ------------
         TOTAL ASSETS                     12,226,608                12,871,612
                                        =============              ============







LIABILITIES

Current Liabilities:
  Accounts payable - trade                 1,677,846                 3,010,234
  Payroll liabilities                         23,612                    23,700
  Federal income taxes payable               183,656                    31,656
  Accounts payable - affiliates               ---                        ---
  Current portion of debt                      1,500                     1,500
                                        -------------               -----------
      Total Current Liabilities            1,886,614                 3,067,090
                                        -------------               -----------
Long-term Liabilities:
  Note payable                                27,000                    27,000
  Mortgage payable - building                 79,899                    80,601
                                         -------------              -----------
      Total Long-Term Liabilities            106,899                   107,601
                                         -------------              -----------
         TOTAL LIABILITIES                 1,993,513                 3,174,691
                                         -------------              -----------
SHAREHOLDERS' EQUITY

Capital stock                                  7,162                     6,522
Paid-in capital                           10,546,877                10,291,517
Deferred advertising credits              (1,568,335)               (1,568,335)
Retained earnings                          1,247,391                   967,216
                                         -------------              -----------
       Total Shareholders' Equity         10,233,095                 9,696,920
                                         -------------              -----------
         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY             12,226,608                12,871,612
                                         =============              ===========







 The accompanying notes are an integral part of these financial statements.


                             DEFINITION, LTD.
                CONSOLIDATED STATEMENTS OF OPERATIONS
            Three Months Ended March 31, 1997, and March 31, 1996

                                                 Three Months      Three Months
                                                 Ended             Ended
                                                 3/31/97           3/31/96
                                                 (unaudited)       (unaudited)
Revenues:
  Revenue                                             29,602         2,474,135
                                                -------------       -----------
      Total Revenue                                   29,602         2,474,135
                                                -------------       -----------
  Cost of Revenues                                      ---            899,546
                                                -------------       -----------
      Gross Profit                                    29,602         1,574,589
                                                -------------       -----------
Operating Expenses:
  General and administrative                          33,049            68,452
  Consulting and other professional                  294,934            76,294
  Depreciation and amortization                      201,407           150,569
                                                -------------       -----------
      Total Operating Expenses                       529,390           295,315
                                                -------------       -----------
      Income (loss) from Operations                 (499,788)        1,279,274
                                                -------------       -----------
Other Income (Expense):
  Interest expense                                      ---             (1,978)
  Gain on sale of assets                             931,962              ---
                                                -------------       -----------
      Total Other Income (Expense)                   931,962            (1,978)
                                                -------------       -----------
      Income (loss) before tax                       432,174         1,277,296
                                                -------------       -----------
      Provision for income taxes                     152,000           434,247
                                                -------------       -----------
      Net income (loss)                              280,174           843,049
                                                =============       ===========




  The accompanying notes are an integral part of these financial statements.

                            DEFINITION, LTD.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        Three Months Ended March 31, 1997, and March 31, 1996

                                                  Three Months     Three Months
                                                  Ended            Ended
                                                  3/31/97          3/31/96
                                                  (unaudited)      (unaudited)

Cash Flows from Operating Activities:

  Net income                                         280,174           843,048
  Adjustments to reconcile net income
    (loss) to net cash provided by (used
    in) operating activities:
       Depreciation and amortization                 201,407           150,569
       Common stock issued for services              256,000               ---
       Gain on sale of assets                       (931,962)              ---
       (Increase) decrease in:
          Accounts receivable                         (1,443)       (1,784,866)
          Contracts and long-
             term receivables                            ---           151,162
       Increase (decrease) in:
          Accounts payable:
             Trade                                 (1,332,388)         (26,571)
             Other                                        (88)             ---
             Affiliates                                   ---          391,382
          Accrued federal income tax                  152,000          436,672
                                                 -------------      ------------

Net cash provided by (used
  in) Operating Activities:                        (1,376,300)         161,396
                                                 -------------      ------------

Cash Flows from Investing Activities:

Increase in property and equipment                       ---          (253,901)
Proceeds from sale of assets                        1,350,000             ---
  Increase investment in joint venture                   ---           (71,691)
                                                 -------------      ------------

Net Cash provided by (used
  in Investing Activities:                          1,350,000         (325,592)
                                                 -------------      ------------


Cash Flows from Financing Activities:

  Decrease in long-term debt                             (702)            (349)
                                                 -------------      ------------

Net Cash provided by (used
  in Financing Activities:                               (702)            (349)
                                                 -------------      ------------

Increase (decrease) in cash                           (27,002)        (164,545)

Cash at Beginning of Period                            63,151          177,450
                                                 -------------      ------------

Cash at End of Period                                  36,149           12,905
                                                 =============      ============



















  The accompanying notes are an integral part of these financial statements.



                             DEFINITION, LTD.
             Notes to the Consolidated Financial Statements
              Three Months Ended March 31, 1997 and 1996
                               (unaudited)

Note 1.      Interim Consolidated Financial Statements.

In the opinion of management, the accompanying consolidated financial statements for the three months ended March 31, 1997 and 1996, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operation, and cash flows of Definition, Ltd. and subsidiaries (the Company) and include the accounts of the Company and all of its subsidiaries. All material inter-company transactions and balances have been eliminated.

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto to be included in the Company's Annual Report on Form 10-KSB/A which is to be filed in the near future with the Securities and Exchange Commission for the year ended December 31, 1996. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with 1995 presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.

PART II - Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

General

The discussion below pertains to the financial condition of the Company, including subsidiary operations, for the three months ended March 31,1997, and 1996, as well as for each of the business segments of the Company for such periods. The Company's business segments are: (1) television segment, which includes the operation of a television station, sales of copies of its film library to television stations and production of infomercials and educational programs; (2) multimedia segment, which includes parental education programs, computer hardware sales and cable television/Internet operations;
and (3) import segment, which involves the import and sale of objects of art and other items, including furniture. Unless otherwise noted, references to the Company include all of its subsidiaries.

Results of Operations

Three Months Ended March 31, 1997, versus
Three Months Ended March 31, 1996.

Revenues from the Company's operations for the three months ended March
31, 1997 ("Current Period"), were $29,602 (unaudited), a dramatic decline in revenues from the three months ended March 31, 1996 ("Prior Period"), of $2,474,135 (unaudited). This substantial decrease in revenues is due to the Company's failure to continue to exploit its film library, as well as the lack of development of its Import Segment. The dramatic changes in the Company's cost of revenues and gross profit are directly related to the reduction in revenues. The Company anticipates that such reduced levels of revenues will continue through the second quarter of 1997 and at least into the first part of the third quarter of 1997. The Company's operating expenses for the Current Period were $529,390 (unaudited), a 79% increase from the Prior Period, when operating expenses were $295,315 (unaudited). This increase in operating expenses is attributable to: (1) the issuance of 640,000 shares of Company common stock in consideration of consulting services, which shares were valued in the aggregate at $256,000, or $.40 per share; and
(2) a 52% increase in depreciation and amortization from the Prior Period. General and administrative expenses for the Current Period were $33,094 (unaudited), a decrease of ---% from the Prior Period, when general and administrative expenses were $68,452 (unaudited). The Company expects to continue to incur general and administrative expenses at similar levels during the remainder of Fiscal 1997, or until such time as its revenues reach higher levels. The Company experienced a loss from operations for the Current Period of $499,788 (unaudited) compared to net income for the Prior Period of $1,279,274 (unaudited). The Company's net income for the Current Period fell 67%, $280,174(unaudited) from $843,049 (unaudited).
All of the Company's net income for the Current Period is attributable to a gain realized (approximately $900,000) on the sale of one-half of the Company's Internet Video Streaming capacity in cancellation of trade accounts payable to one trade creditor in the amount of $1,350,000.
Subsequent to March 31, 1997, and pursuant to a Consulting and Legal
Services Agreement, the Company issued to its legal counsel 250,000 shares of its Common Stock in consideration of consulting and legal services to be rendered on behalf of the Company. Such shares were valued at $.20 per share, or $50,000, in the aggregate. Such amount will appear in the Company's financial statements for the period to end June 30, 1997, as an expense and will, therefore, negatively impact the Company's net income for such period.

Television Segment - Current Period versus Prior Period.

Revenues of the Television Segment for the Current Period were $24,702 (unaudited) compared to revenues of $2,474,185 (unaudited) for the Prior Period. This dramatic decrease in revenues of the Television Segment is attributable to the Company's failure to make any sales of copies of its film library. In addition, revenues from sales of advertising time continuing to suffer from its television station's having been removed from the local cable system during 1996. The Company's television station has been returned to the local cable operator's basic package. The Current Period's reduced revenues from sales of television advertising is a result of an adjustment in the Company's pre-sold advertising, which adjustment was negotiated as a result of the Company's television station's having been removed from the local cable operators basic package. The Company does not expect that revenues from sales of television advertising will return to prior levels until the third quarter of 1997. No assurance in that regard can be made, however.

As part of a sweeping repositioning by the Company (see Part II - Item 5. Other Information herein) and in an effort to boost advertising sales in the long term, the Company has begun to broadcast its television station's signal live, 24-hours a day on the Internet, which broadcast is available to Internet users worldwide. No prediction can be made as to the level of success such a strategy will have. Also within the Television Segment during the Current Period, no sales of copies of the Company's film library occurred. The
Company anticipates that sales of its film library will continue to be inconsistent, with some reporting periods showing dramatic increases while others dramatic decreases. Because sales of the film library are expected to be sporadic in nature, the fluctuation of this business within the Television Segment will, for the foreseeable future, result in fluctuations in the Company's overall performance during any particular reporting period.

Multimedia Segment - Current Period versus Prior Period.

For the Current Period, the Company had revenues of $4,900 (unaudited) compared to no revenues for the Prior Period. Substantially all of the revenues from the Current Period were received pursuant to service agreements relating to prior sales of computer hardware made in connection with the Company's Parent Academy Network (the Network) project currently underway in the Baltimore, Maryland, school system. The
Network provides interactive teaching materials to member schools, based upon a video and computer platform, utilizing educational materials, certain of which are, and will be, produced by the Company's Television Segment.
The Network attempts to bring parents, teachers and students together in an educational learning partnership, all with a view to increasing student attendance and parental involvement, as well as reducing delinquency and crime in participating schools and their respective communities. The Company, through a subsidiary, is the exclusive provider of technical support and consultant to the Network. There are currently six schools participating in the Network, and the Company is to be paid for its services to each such school on a monthly basis. However, the Company, during the Prior Period, was not paid currently by the participating schools. The Company has resolved its differences with its partner in the Network and is now receiving payments from participating schools. During the remainder of Fiscal 1997, the Company expects to generate additional revenues in the Multimedia
Segment through sales of computer hardware and computer software relating to Internet Video Streaming joint ventures (see Part II - Item 5. Other Information). There is no assurance that such activities will generate significant cash flow during the remainder of Fiscal 1997.

Import  Segment - Current Period versus Prior Period.

The Import Segment is a newly operating business segment. During the Current Period, the Import Segment had no revenues. The Import Segment is attempting to develop its business by importing consumer products, made in Italy and other foreign countries, for distribution in the United States. The Company is currently pursuing several opportunities in this segment. However, there is no assurance that any such opportunity will ever prove to be profitable.

Segment Information - Domestic/Foreign Revenues.

During the Current Period, all of the Company's revenues were derived from domestic sources. During the Prior Period, approximately 60% of the Company's revenues were derived from a single foreign customer, World
Wide Trading of Venice, Italy, while the remainder of its revenues were derived from domestic sources. Approximately 25% of the Company's revenues during the Prior Period were derived from a single domestic customer, Da Verona, Inc., Corpus Christi, Texas.

Liquidity and Capital Resources

March 31, 1997.

The Company's position of liquidity continues to be poor. At March 31, 1997, the Company's cash and cash equivalents totalled $36,149 (unaudited), down from $63,151 (Unaudited) at December 31, 1996. Nevertheless, the Company's overall working capital position was improved at March 31, 1997, to $1,325,014 (unaudited), compared to working capital of $170,097 (unaudited) at December 31, 1996. This increase in working capital is primarily due to a reduction in trade accounts payable of $1,332,388 (unaudited), all of which occurred as a result of a transaction whereby the Company transferred one-half of its Internet Video Streaming capacity in cancellation of a portion of trade accounts payable to one creditor. The Company's working capital available for use in operations remained significantly impaired at March 31, 1997, and continues to be so impaired currently, due primarily to the dramatic loss of revenues from sales of television advertising. As discussed above, the Company hopes to develop revenues through its Internet Video Streaming business plan. There is no assurance that the Company's strategy will alleviate its lack of liquidity.

Cash Flow from Operating Activities.

The Company's operations used $1,376,300 (unaudited) in cash for the Current Period, substantially all of which is attributable to the cancellation of trade accounts payable in exchange for one-half of the Company's Internet Video Streaming capacity. Management expects that operating activities will continue to use cash during the remainder of Fiscal 1997. No prediction as to the level of use of cash in operating activities can be made.

Cash Flow from Investing Activities.

Investing activities of the Company provided cash in the Current Period of $1,350,000 (unaudited). All of such amount is attributable to the cancellation of trade accounts payable in exchange for one-half of the Company's Internet Video Streaming capacity. During the remainder of Fiscal 1997, the Company does not expect to derive any material cash amounts from its investing activities. Any such cash as may be provided by investing activities during the remainder of 1997 is expected to be attributable to the Company's Internet Video Streaming partnerships.


Cash Flow from Financing Activities.

The Company had no significant financing activity during the Current Period. The Company is currently seeking financing from a bank in the amount of $1,000,000. There is no assurance that any such financing will be obtained.

Capital Expenditures

Because of the Company's current substantial lack of liquidity, the Company does not expect to acquire any capital assets in the foreseeable future.

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

During the three months ended March 31, 1997, the Company issued shares of its Common Stock, as follows:

1. 200,000 shares pursuant to a Consulting Agreement, which shares were valued at $.40 per share, and were registered under a Registration Statement on Form S-8;

2. 200,000 shares pursuant to a Consulting Agreement, which shares were valued at $.40 per share, and were registered under a Registration Statement on Form S-8; and

3. 240,000 shares pursuant to a Consulting Agreement, which shares were valued at $.40 per share, and were registered under a Registration Statement on Form S-8;.

Since March 31, 1997, the Company issued 250,000 shares of its Common Stock pursuant to a Consulting and Legal Services Agreement. Pursuant to such Agreement, all of such shares may be registered under a Registration Statement on Form S-8, at the request of the issuee of such shares.

Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

Internet Video Streaming Business. It is the Company's intention to establish joint ventures as a means of establishing its Internet Video Streaming business (the "Streaming Joint Ventures"). The concept of the Streaming
Joint Ventures can be described as follows: Each Streaming Joint Venture will establish an Internet site. Such Internet site will feature the live televisionbroadcast signal of WINQ-TV, utilizing Internet Video Streaming
technology.   The WINQ-TV broadcast signal will appear in the middle of an
Internet user's computer screen. It is contemplated that the WINQ-TV broadcast signal will be surrounded by icons of advertisers. An Internet user will be able to click on any of such icons and view information about a particular advertiser's products or services. The sale of icons that surround the WINQ-TV broadcast signal to advertisers will be the source of revenues for each of the Streaming Joint Ventures. It is likely that the Company would utilize one or more of such icons to advertise certain of the consumer products associated with the Message of Love, among others. No prediction can be made in this regard, however. In each of the Streaming Joint
Ventures, the Company will have a 10% interest in profits and losses. Also, each Streaming Joint Venture will pay to ISI a royalty equal to 12% of gross revenues, which royalty shall be paid for each Streaming Joint Venture's use of WINQ-TV broadcast signal.

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

WINQ-TV Video Streaming (Paris). The Company's first Internet Video Streaming partnerhsip, WINQ-TV Video Streaming (Paris), Ltd. (the
"Streaming Partnership"), was executed May 12, 1997, with a New York investor and businessman. The Streaming Partnership has the right to develop six cities: Paris, France; Dallas, TX; New York City; Atlanta, GA; Baltimore, MD; and Newark, NJ. The Company's partner has committed to contribute a total of $125,000 to the capital of the Streaming Partnership, $32,000 of which has been contributed, the balance of which is to be contributed over six months in equal installments. The Streaming Partnership will pay $125,000 to Definition Technologies, Inc., the Company's subsidiary, for computer hardware and software necessary to operate its Internet Video Streaming business.

The Company has a 10% interest in profits and losses of the Streaming Partnership. Also, the Streaming Partnership must pay to the Company a royalty equal to 12.5% of the Streaming Partnership's gross revenues for use of its WINQ-TV broadcast signal and name. Also, should the Streaming Partnership sell the rights to any of its cities, the Company will receive $60,000 upon any such sales, and its 12.5% royalty will continue to be paid by the purchaser of one of the cities.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits.

The following exhibits are included in this Quarterly Report on Form 10-QSB:

Exhibit            Description

10.1 Agreement of Limited Partnership of WINQ-TV Video Streaming (Turkey), Ltd., dated May 15, 1997, between the Company and Al Jones.

10.2 Stock Purchase Agreement, dated May 15, 1997, between the Company and Gerald L. Beeson.

10.3 Stock Purchase Agreement, dated May 15, 1997, between the Company and Michael B. DeLuise.

Reports on Form 8-K.

During the three months ended March 31, 1997, the Company filed, on or about January 27, 1997, a Current Report on Form 8-K relating to its entering into a joint venture to develop Internet Business and Art Centers, whereby the Company issued, as part of its contribution to such joint venture's capital, 1,340,000 shares of its Common Stock. Such Current Report on Form 8-K is incorporated herein by this reference.


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

                            DEFINITION, LTD.

                            By:   /s/ Gerald L. Beeson
                                      Gerald L. Beeson
                                      Chief Executive Officer
                                      and Principal Financial Officer

                            ------------------------
                                 EXHIBIT 10.1
                            ------------------------

                       Agreement of Limited Partnership of
                       WINQ-TV Video Streaming (Paris), Ltd.

This Agreement of Limited Partnership, dated as of May 15, 1997, by and between Al Jones, an individual resident of the State of New York (the "General Partner"), and Definition, Ltd., a Nevada corporation, as limited partner (the "Limited Partner"), the General Partner and the Limited Partner hereinafter being collectively referred to as the "Partners".

                            Section I - General

1.1. Partnership Name. The name of the Partnership is WINQ-TV Video Streaming (Paris), Ltd. The General Partner may change the name of the Partnership or adopt such trade or fictitious names as it may determine appropriate.

1.2. Names and Addresses of Partners. The name and address of the General Partner is Al Jones, 22 Malvern Lane, Stonybrook, New York 11790.

The name and address of the Limited Partner is Definition, Ltd., 1400 Turtle Creek Drive, Dallas, Texas 75207.

                             Section II - Definitions

"Affiliate" means any person or entity directly or indirectly controlling, controlled by or under common control with another person or entity.

"Agreement" means this Agreement of Limited Partnership of WINQ-TV Video Streaming (Paris), Ltd.

"Capital Account" means, for each Partner, the amount of its capital contribution, which amount shall be increased by (i) its additional capital contributions to the Partnership, if any, and (ii) its proportionate share of Partnership profits and gains, and decreased by (iii) distributions by the Partnership to such Partner and (iv) such Partner's proportionate share of Partnership losses.

"General Partner" means Al Jones, an individual resident of the State of New
York.


"Gross Receipts" means the amount of Partnership proceeds derived from the development, utilization, sale, licensing, refinancing or exchange of any property of the Partnership.

"Interest" means a limited partnership interest in the Partnership.

"Limited Partner" means Definition, Ltd., a Nevada corporation, and each person who succeeds, as a Substituted Limited Partner, to the interest of the Limited Partner in such Interest.

"Manager" means Al Jones, the General Partner of the Partnership.

"Net Cash Flow" means Gross Receipts from Partnership operations for each fiscal year, less cash operating expenses for each fiscal year.

"Partners" means the General Partner or the Limited Partner or all Partners of the Partnership.

"Partnership" means the Texas limited partnership formed under the name "WINQ-TV Video Streaming (Paris), Ltd."

"Partnership Agreement" means this Agreement of Limited Partnership of WINQ-TV Video Streaming (Paris), Ltd.

"Registered Agent" means Gerald L. Beeson, 1400 Turtle Creek Drive,
Dallas, Texas 75207, the person to receive legal service upon the Partnership.

"Registered Office" means the office where all of the Partnership's books and records will be maintained, 1400 Turtle Creek Drive, Dallas, Texas 75207.

"Working Capital Reserves" means the amount of cash reserves taken from Net Cash Flow of the Partnership, which the General Partner deems necessary to the prudent operation of the Partnership.

                           Section III - Term

3.1. The term of the Partnership shall be from the date of execution hereof, until December 31, 2030, unless extended or sooner terminated in accordance with this Agreement.

                           Section IV - Purpose

4.1. The purpose of the Partnership is to develop, establish and operate a business consisting of the distribution on the Internet in Paris, France, Dallas, Texas, New York City, New York, Newark, New Jersey, Atlanta, Georgia, and Baltimore, Maryland, of video streaming emanating from Television
Station WINQ TV-19, West Palm Beach, Florida, pursuant to license, and to broadcast commercial advertising over the Internet in combination with the video programming obtained from WINQ TV-19. It is the further purpose of this Partnership to earn profits.

                  Section V - Partnership Office and Registered Agent

5.1. Partnership Office. The Registered Office of the Partnership in the State of Texas shall be at 1400 Turtle Creek Drive, Dallas, Texas 75207, or at such other location as the General Partner, in his discretion, may determine. The General Partner shall notify the Limited Partner in writing of each such change in location.

5.2. Registered Agent. The Registered Agent of the Partnership in the State of Texas shall be Gerald L. Beeson, whose address is 1400 Turtle Creek
Drive, Dallas, Texas 75207.

5.3. Documents to be Maintained. The General Partner shall keep the following documents at the Registered Office of the Partnership specified in
Section 5.1 hereinabove or at such other location as determined by the General Partner:

(a)  a current list of the full name and last known address of each Partner;

(b) a copy of this Agreement, all amendments hereto, and executed copies of any powers of attorney pursuant to which any such amendment has been executed;

(c) copies of financial statements of the Partnership for the three (3) most recent years. Such documents shall be available for inspection and copying during ordinary business hours at the request of, and at the expense of, a requesting Partner.

               Section VI - Operation of Partnership Business

6.1. Partnership Management. The General Partner will serve as Manager of the Partnership and carry out the affairs of the Partnership.

                 Section VII - Capital Contributions

7.1. General Partner. The General Partner will contribute cash in an amount of $125,000 to the capital of the Partnership. Such contribution will be made as follows: (a) the sum of $32,000 will be contributed upon execution of this Agreement; and (b) the balance ($93,000) shall be contributed in six equal monthly installments of $15,500, begining in July 1997. The General Partner hereby agrees that the sum of $125,000 shall be payable by the Partnership to Definition Technologies, Inc., a wholly-owned subsidiary of the Limited Partner, in payment for the video streaming technology necessary for the Partnership to carry out its plan of business.

7.2. Limited Partner. Upon the execution of this Agreement, the Limited Partner will contribute the sum of $100 to the capital of the Partnership.

7.3. Capital Accounts. Each Partner's capital account shall be increased (credited) by

(a) the amount of its capital contributions to the Partnership pursuant to Sections 7.1 and 7.2;

(b)  the amount of income from operations allocated to it pursuant to Section
8.1;

(c)  the amount of gains allocated to it pursuant to Section 8.2;

and shall be decreased (debited) by

(d)  the amount of losses from operations allocated to it pursuant to Section
8.1;

(e) all amounts paid or distributed to it pursuant to Section IX (other than distributions to any Partner in repayment of principal and interest on loans); and

(f)  the amount of any losses allocated to it pursuant to Section 8.2;

except as otherwise provided in this Agreement, whenever it is necessary to determine the capital account of any Partner for purposes of Sections VIII or IX, the capital accounts of the Partners shall be determined after giving effect to the allocation for the Partnership's current year to date of net income and net losses from operations under Section 8.1 and all distributions paid or accrued for such year under Section IX excluding, however, any distributions representing payment of any interest and/or principal with respect to any loans from a Partner to the Partnership. Loans by any Partner to the Partnership shall not be considered contributions to the capital of the Partnership. A Partner shall not be entitled to withdraw any part of his capital account or to receive any distribution from the Partnership, except as specifically provided in this Agreement, and no Partner shall be required to make any additional capital contributions to the Partnership other than as provided herein. Any Partner, including any Substituted Limited Partner, who shall receive an interest in the Partnership or whose interest in the Partnership shall be increased by means of a transfer to him of all or part of the interest of another Partner, shall have a capital account which reflects such transfer.

7.4. Liability of Partners. The Limited Partner shall not be liable for any of the debts of the Partnership nor be required to contribute any capital in addition to the contribution provided for by Section 7.2, and the Limited partner shall not have any obligation to the Partnership or to any other Partner. Notwithstanding the foregoing to the contrary, to the extent required by applicable law, the Limited Partner, if receiving a distribution in part or full return of its capital contributions, shall be liable to the Partnership for any sum, not in excess of such amount returned (with interest), necessary to discharge the liabilities of the Partnership to creditors who extended credit or whose claim arose before such distribution.

7.5. No Interest on Capital. No interest shall be paid on any capital contributed to the Partnership.

                  Section VIII - Net Income and Losses from Operations;
             and Net Gains and Losses from Dissolution and Termination

8.1. Operations. All "net income" and "net losses" of the Partnership from operations (as distinguished from sales or other dispositions of Partnership assets) for any year or part thereof, as determined under generally accepted accounting principles, shall be allocated as follows:

(a) for each fiscal year of the Partnership, all net losses of the Partnership from operations shall be allocated to the Partners as follows:

(i)  to the General Partner, 90%; and

(ii)  to the Limited Partner, 10%.

(b) for each fiscal year of the Partnership, all net income of the Partnership from operations shall be allocated to the Partners as follows:

(i)  to the General Partner, 90%; and

(ii)  to the Limited partner, 10%.

8.2. Dissolution and Termination. All net gains and net losses of the Partnership in connection with a sale or other disposition of Partnership property on dissolution and termination of the Partnership, shall be allocated in the following manner:

(a) After allocating the appropriate portion of all net income or net loss from operations for the then current fiscal year in accordance with Section 8.1 and after giving effect to all amounts distributed or to be distributed for such fiscal year pursuant to Sections 9.2(a) and 9.2(b), net gains and net losses shall be allocated between the Partners as follows:

(i)  Net Gain shall be allocated to the General Partner, 90%; and

(ii)  Net Gain shall be allocated to the Limited Partner, 10%.

                      Section IX - Distributions

9.1. Definition of "Net Cash Flow". "Net Cash Flow" shall be determined at the end of each fiscal quarter of the Partnership, and shall mean Gross Receipts from operations of the Partnership for each fiscal quarter less cash operating expenses for such period. For purposes of determining Net Operating Income and Net Cash Flow, "Gross Receipts" shall mean all revenue derived from the Partnership's disposing of all or a portion of the Property.

9.2. (a) Operations. During the period commencing on the date of the Partnership's formation and ending upon the dissolution and termination of the Partnership, after providing for the satisfaction of the current debts and obligations of the Partnership and establishing such working capital reserves (the "Working Capital Reserves") as the General Partner in his reasonable business judgment deems necessary for Partnership purposes, the General
Partner shall, as expeditiously as possible, but in no event later than thirty
(30) days after the end of each calendar quarter of the Partnership, make distributions of "Remaining Net Cash Flow" (Net Cash Flow less the above payments) to the Partners out of the Partnership funds to the extent available, as follows:

(i)  to the General Partner, 90%; and

(ii)  to the Limited Partner, 10%.

(b) Dissolution and Termination Proceeds. Upon the dissolution and termination of the Partnership, the Net Gross Proceeds of the sale of all assets of the Partnership after making payment of, or provision for, the liabilities and obligations of the Partnership shall be distributed or paid, as appropriate, in the following order of priority:





(i) first, an amount equal to the unpaid interest and principal of any unpaid loan by a Partner to the Partnership, such distributions being treated first as in payment of accumulated interest and next as payment of principal of such loans;

(ii) next, Net Gross Proceeds shall be distributed 90% to the General Partner and 10% to the Limited Partner.

9.3. Cash Distributions. All cash distributions to the Limited partner shall be made to the Limited Partner at the addresses specified in Section 1.2 or such other addresses of which the Limited Partner shall notify the Partnership in writing.

9.4. Limitation to Cash in Return of Capital. No Partner shall be entitled to demand and receive property other than cash in return for its capital contributions to the Partnership.

                       Section X - Control and Management

10.1. Management. The General Partner shall, except as specifically limited herein, have full, exclusive and complete discretion in the management and control of the Partnership for the purposes set forth in Section 4.1. In any exercise of management authority by the General Partner under this Section
X, the General Partner agrees to manage and control the affairs of the Partnership to the best of his ability, and to conduct the operations contemplated under this Agreement in a careful and prudent manner and in accordance with good industry practice.

10.2. Specific Management Rights. Subject to any limitations expressly set forth in this Agreement, the General Partner shall perform, or cause to be performed, at the Partnership's expense, any and all activities necessary to achieve the objectives of the Partnership. Without limiting the generality of the foregoing, the General Partner is expressly authorized on behalf of the Partnership to:

(a) operate any business as is normal or customary for licensee of the Video Streaming Technology to be licensed to the Partnership;

(b) perform any and all acts necessary or appropriate in the performance of the General Partner's obligations including, without limitation, the commencement of litigation or defense of the same, the settlement of any litigation involving the Partnership and the establishment of bank accounts in which shall be deposited all Partnership funds and from which payments shall be made;

(c) coordinate all accounting and clerical functions of the Partnership and employ such accountants, lawyers, managers, leasing agents or other personnel as may be required from time to time to carry on the business of the Partnership;

(d) procure and maintain with responsible companies such insurance as may be available in such amounts and with respect to such risks as are deemed appropriate by the General Partner;

(e) take and hold all property of the Partnership, real, personal or mixed, in the Partnership name or in the name of an agent of the Partnership;

(f) execute and deliver on behalf of and in the name of the Partnership, or in the name of an agent of the Partnership, notes, financing statements, any and all documents, agreements and undertakings relating to institutional financing, leases, subleases, bills of sale and any and all other instruments necessary or incidental to the conduct of the Partnership's business;

(g) borrow money for and on behalf of the Partnership upon such terms and conditions as it deems necessary for working capital;

(h) convey, sell, mortgage, pledge, hypothecate, for and on behalf of the Partnership and upon such terms and conditions as it deems necessary or appropriate, all or any part or the Partnership's assets; and

(i) control and perform, or cause to be performed, all other activities incident to managing the operations and affairs of the Partnership, unless otherwise specifically stated in Section 10.3 hereinbelow.

10.3. Limitation on Management Rights. Notwithstanding the generality of the foregoing Section 10.2, the General Partner shall not, without the consent of the Limited Partner, be empowered to:

(a) do any act in contravention of this Agreement;

(b) do any act which would make it impossible to carry on the ordinary business of the Partnership;

(c)  confess a judgment against the Partnership;

(d) possess Partnership property or assign any rights in specific Partnership property for other than a Partnership purpose;

(e)  change or reorganize the Partnership into any other legal form;

(f) require any Limited Partner to make any contribution to the capital of the Partnership not provided for herein; and

(g)  amend this Agreement, except as provided for in Section 17.3.

10.4. No Management by Limited Partner. The Limited Partner shall take no part in the conduct or control of the Partnership business nor have any right or authority to act for or bind the Partnership. The exercise of the rights and powers of the Limited partner under Section 10.3 shall not be deemed taking part in the day-to-day affairs of the Partnership or the exercise of control over Partnership affairs.

10.5. Conflicts of Interest. Any Partner may engage in or possess an interest in other business ventures of any nature or description independently or with others, and neither the Partnership nor any other Partner shall have any rights in or to such independent ventures or the income or profits derived therefrom.

10.6. Limitations on General Partner's Liability. The General Partner will not be liable, responsible or accountable in damages or otherwise to any other Partner for any acts performed by it, or for his failure to act, in good faith and within the scope of this Agreement, and not attributable to gross negligence, malfeasance, fraud, breach of fiduciary duty or breach of any express warranty or representation in this Agreement; and the Partnership, but not any Partner, shall indemnify and hold harmless the General Partner from any loss, damage, liability, cost or expense (including reasonable attorneys' fees) arising out of any act or failure to act by it, if such act or failure to act is in good faith, within the scope of this Agreement, and is not attributable to gross negligence, malfeasance, fraud, breach of fiduciary duty or breach of any express warranty or representation in this Agreement.

               Section XI - Obligations of the General Partner

11.1. Partnership Management. The General Partner shall manage the affairs of the Partnership and act as the agent of the Partnership as sole Manager and in such capacity shall perform for the Partnership all services customarily performed by an entity engaged in the business of Video Streaming, television broadcasting and related activities, in accordance with sound management practices. In the event the General Partner resigns for any reason, the General Partner shall employ a replacement to provide such services at the then market rate for such services.

               Section XII - Assignment of Interests of Partners

12.1. In General. The Interests of any Partner may be assigned only as permitted by the provisions of this Section XII. Neither the Partnership nor the Partners shall be bound by any such assignment until a counterpart of the instrument of assignment, executed and acknowledged by the parties thereto, is delivered to the Partnership, and such assignment shall be effective as of the date specified therein. The Assignor shall pay all expenses in connection with any assignment.

12.2. Restrictions on Transfer. The Limited Partner shall not transfer, sell, assign, give or otherwise dispose of its Partnership Interest or any part thereof, whether voluntarily or by operation of law, or at judicial sale or otherwise, to any person, except with the written consent of the General Partner.

12.3. Transfer by General Partner. The General Partner may assign his interest in the Partnership without the written consent of the Limited partner.

12.4. Substituted Limited Partner. No assignee or transferee of all or part of the Interests of the Limited Partner shall have the right to become a Substituted Limited Partner, unless:

(a)  the assignor has stated such intention in the instrument of assignment;

(b) the assignee has executed an instrument reasonably satisfactory to the General Partner accepting and adopting the terms and provisions of this Agreement;

(c) the assignor or assignee has paid any reasonable expenses in connection with the assignment and/or admission of the assignee as a Limited Partner; and

(d) in the case of an assignee or transferee who is not otherwise a Limited Partner, the General Partner consents to such person's becoming a Substituted Limited Partner (in the uncontrolled discretion of the General Partner).

                  Section XIII - Dissolution and Termination

13.1. General. The Partnership shall be dissolved and, except as provided in Section 13.2, its business wound up, upon the earliest to occur of:

(a)  December 31, 2030;

(b) the General Partner, with the consent of the Limited Partner, determining that the Partnership should be dissolved;


(c) the death, incompetency, bankruptcy, insolvency, retirement or dissolution of the General Partner; or

(d)  the sale of all or substantially all of the Partnership's assets.

13.2. Continuation of Partnership. Subject to his right to assign his interest in the Partnership herein otherwise granted, the General Partner agrees to serve as General Partner of the Partnership until the Partnership is terminated without reconstitution as provided below. The General Partner agrees not to take any action which will intentionally cause the termination of the Partnership. Upon the occurrence of any event set forth in Section 13.1(c) with respect to the General Partner or upon resignation of the General
Partner, the business of the Partnership shall be continued on the terms and conditions of this Agreement if, within ninety (90) days after such event, the Limited Partner shall elect in writing that the business of the Partnership should be continued and shall designate one or more persons to be substituted as General Partner or General Partners. In the event that the Limited Partner elects so to continue the Partnership with a new General Partner(s), such new General Partner(s) shall succeed to all of the powers, privileges and obligations of the then existing General Partner(s) hereunder.

13.3. No Release of Contractual Obligations. It is understood and agreed, however, that no dissolution of the Partnership shall release or relieve any of the parties hereto of their contractual obligations under this Agreement.

13.4. Distributions of Cash or In Kind. Upon any such dissolution, all Partnership assets shall be sold and the proceeds distributed, or such assets distributed in kind if the General Partner so elects, to the Partners in their respective shares as provided herein.

                      Section XIV - Accounting

14.1. Fiscal Year. The fiscal year of the Partnership shall be the calendar year.

14.2. Method of Accounting. The General Partner shall maintain the Partnership's management reports on a cash basis.

14.3. Books of Account. All of such books of account shall at all times, be maintained at the Registered Office of the Partnership in the State of Texas, 1400 Turtle Creek Drive, Dallas, Texas 75207, or at such other location as the General Partner, in his discretion, may determine, and shall be open during reasonable business hours for the reasonable inspection and examination by the Limited Partner or its authorized representatives, who shall have the right to make copies thereof.

14.4. Tax Returns. The General Partner shall prepare, at Partnership expense, or cause to be prepared such income tax returns for the Partnership as may be necessary to comply with the laws of the United States and any state, and shall provide to the Limited Partner a true and correct copy of each such return promptly upon its completion.


                        Section XV - Reports and Statements

15.1. (a) Within seventy-five (75) days after the end of each fiscal year of the Partnership, the General Partner shall cause to be delivered to the Limited Partner an annual Cash Flow Report for the prior fiscal year of the Partnership showing all income and expenses for said fiscal year. Said report shall be delivered to the Limited partner together with any amounts distributable to such Limited Partner pursuant to Section IX.

(b) On or before March 15th of the year following the end of each fiscal year of the Partnership, the General Partner shall cause to be delivered to the Limited Partner such information as shall be necessary (including a statement for that year of each such Partner's share of net income, net gains and losses, and other items of the Partnership) for the use by the Limited Partner in preparation of its United States income and other tax returns.

(c) Within one hundred twenty (120) days after the end of each fiscal year of the Partnership, beginning with the fiscal year ending December 31, 1997, the General Partner shall cause to be delivered to the Limited partner financial statements, at the expense of the Partnership, which financial statements shall be prepared in accordance with generally accepted accounting principles applied on a consistent basis and certified by an officer of the General Partner as being true and complete.

                     Section XVI - Bank Accounts

16.1. The General Partner shall open and maintain a bank account or accounts in which shall be deposited all funds of the Partnership. Withdrawals from such account(s) shall be made upon the signature or signatures of such person or persons as the General Partner shall designate.

               Section XVII - Power of Attorney; Amendments

17.1. Power of Attorney. The Limited Partner hereby irrevocably makes, constitutes and appoints the General Partner as its true and lawful attorney, to make, sign, execute, acknowledge and file with respect to the Partnership:



(a) such Certificates of Limited Partnership and such Amended Certificates of Limited Partnership as may be required by law pursuant to the provisions of this Agreement;

(b)  such assumed name certificates as the General Partner deems appropriate;

(c) documents or instruments which are required or helpful to conduct the business of the Partnership or to comply with the laws of any country in which it does business; and

(d) such amendments to this Agreement as are prescribed in Section 17.3 hereof.

17.2. Execution and Negotiation of Checks. The Limited Partner hereby irrevocably makes, constitutes and appoints the General Partner as its true and lawful attorney, to execute and negotiate any and all checks made payable to the Partnership.

17.3. Amendments. Notwithstanding the provisions of this Section, when acting in a representative capacity, the General Partner shall not have any right, power or authority to amend or modify this Agreement except to reflect:

(a)  a change in the name of the Partnership;

(b)  the admission, substitution and/or withdrawal of a limited partner;

(c)  changes of addresses of the Partnership and any Partner;

(d)  distributions of capital;

(e) compliance with the laws of any country in which the Partnership does business;

(f) amendments which would not materially change the rights, duties and obligations of the parties to this Agreement.

                        Section XVIII - Notices

18.1. Whenever any notice is required or permitted to be given under any provisions of this Agreement, such notice shall be in writing, signed by or on behalf of the person giving the notice, and shall be deemed to have been given when delivered by personal delivery or mailed by certified mail, postage prepaid, return receipt requested, addressed to the person or persons to whom such notice is to be given as follows (or at such other address as shall be stated on a notice similarly given):

(a) if to the General Partner, such notice shall be given at 22 Malvern Lane, Stonybrook, New York 11790.

(b) if to the Limited Partner, such notice shall be given at 1400 Turtle Creek Drive, Dallas, Texas 75207.

                        Section XIX - Binding Effect

19.1. Except as herein otherwise provided to the contrary, this Agreement shall be binding upon and inure to the benefit of the parties hereto, their personal representatives, successors and assigns.

                           Section XX - No Oral Modification

20.1. No modification or waiver of this Agreement or any part hereof shall be valid or effective unless in writing and signed by the party or parties sought to be charged therewith; and no waiver of any breach or condition of this Agreement shall be deemed to be a waiver of any other subsequent breach or condition, whether of like or different nature.

                           Section XXI - Applicable Laws

21.1. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

                           Section XXII - Counterparts

22.1. This Agreement may be executed in several counterparts, each of which shall be deemed an original, and said counterparts shall constitute but one and the same instrument which may be sufficiently evidenced by one counterpart.

                           Section XXIII - Entire Agreement

23.1. This Agreement constitutes the entire agreement and understanding between the parties and may not be modified or amended except as specifically provided for in this Agreement.






IN WITNESS WHEREOF, the parties hereto have executed and certified this Certificate and Agreement of Limited Partnership of WINQ-TV Video
Streaming (Paris), Ltd. as of the day and year first above written.

 GENERAL PARTNER:              LIMITED PARTNER:

  /s/ Al Jones                 By:   /s/ Gerald L. Beeson
      Al Jones                           Gerald L. Beeson
                                         Chief Executive Officer

                         ------------------------
                               EXHIBIT 10.2
                         ------------------------

                          STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement is entered into as of May 15, 1997, by and between Definition, Ltd., a Nevada corporation with offices at 1400 Turtle Creek Drive, Dallas, Texas 75207 ("DFNL"), and Gerald L. Beeson, an individual resident of the State of Texas ("Beeson"), in light of the following facts:

1. DFNL, through subsidiaries, is engaged in certain aspects of the communications industry;

2.   Beeson desires to acquire shares of Common Stock of  DFNL; and

3.   DFNL desires to issue shares of its Common Stock to Beeson.

                                               WITNESSETH:

THEREFORE, the Agreement of the parties, the promises of each being consideration for the promises of the other:

I.     DEFINITIONS

Whenever used in this Agreement, the following terms shall have the meanings set forth below, including amendments hereof.

(a) "Agreement" shall mean this Stock Purchase Agreement and all amendments hereof.

(b) "Beeson" shall mean Gerald L. Beeson, an individual resident of the State of Texas and an officer and director of DFNL.

(c) "DFNL" shall mean Definition, Ltd., a Nevada corporation, and its subsidiaries: (1) Interactive Systems, Inc., a Florida corporation; and (2) Definition Technologies, Inc., a Texas corporation.

(d) "Knowledge of DFNL" or matters "known to DFNL" shall mean matters actually known to the Board of Directors or officers of DFNL, or which reasonably should be or should have been known by them upon reasonable investigation.


(e) "Securities Act" shall mean the Securities Act of 1933, as amended, and includes the rules and regulations of the Securities and Exchange Commission promulgated thereunder, as such shall then be in effect.

Any term used herein to which a special meaning has been ascribed shall be construed in accordance with either (1) the context in which such term is used, or (2) the definition provided for such terms in the place in this Agreement at which such term is first used.

II.     DISCLOSURES

Beeson hereby acknowledges that he is an officer and a director of DFNL and has gained, in such capacities, knowledge of the business and financial status of DFNL.

III.     PURCHASE AND SALE

DFNL hereby sells to Beeson and Beeson hereby buys from DFNL 75,000 shares of the $.001 par value Common Stock of DFNL, at the price and subject to all of the terms and conditions set forth herein.

IV.     PURCHASE PRICE - PAYMENT

Beeson shall deliver to DFNL the sum of $5,000 in payment of the 75,000 shares of DFNL Common Stock purchased by Beeson hereunder, a per share price of $.066, which payment shall be delivered as provided in paragraph VI hereinbelow.

V.     ISSUANCE OF THE COMMON STOCK

DFNL shall cause the 75,000 shares of its Common Stock purchased and sold hereunder to be issued and delivered herewith.

VI.     THE EXCHANGE

DFNL is delivering, along with an executed copy of this Agreement, a stock certificate representing 75,000 shares of its Common Stock. Upon execution by Beeson of this Agreement, Beeson agrees to deliver forthwith the sum of $5,000 required to be delivered pursuant to paragraph IV hereinabove.






VII.     REPRESENTATIONS AND WARRANTIES OF DFNL

DFNL represents and warrants to Beeson:

(a) Organization and Corporate Authority. DFNL is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and is qualified to do business as a foreign corporation in all jurisdictions where the ownership of property or maintenance of an office would require qualification. DFNL has all requisite corporate power and authority, governmental permits, consents, authorizations, registrations, licenses and memberships necessary to own its property and to carry on its business in the places where such properties are now owned and operated or such business is being conducted.

(b) Subsidiaries. DFNL, the issuer of the Common Stock sold hereunder, has two subsidiary corporations: (1) Interactive Systems, Inc., a Florida corporation; and (2) Definition Technologies, Inc., a Texas corporation.

(c) Options, Warrants and Rights. DFNL has no outstanding options, warrants or rights, conversion rights or other agreements for the purchase or acquisition from DFNL of any shares of its capital stock.

(d) Issuance of the Common Stock. The shares of Common Stock of DFNL, when issued and delivered in accordance with this Agreement, will be duly and validly issued, fully paid and nonassessable, and will be free and clear of any liens or encumbrances and, to the knowledge of DFNL, will be issued in compliance with applicable state and federal laws.

(e) Financial Condition. Currently, DFNL operates at a loss, and has so operated for not less than the six months preceding the date of this Agreement.

(f) Undisclosed or Contingent Liabilities. To the best knowledge of DFNL, DFNL has no contingent liabilities.

(g) Litigation. DFNL is not a party to any suit, action, proceeding, investigation or labor dispute (collectively "actions") pending or currently threatened against it other than administrative matters arising in the ordinary course of business and which, if determined against DFNL would result in a materially adverse effect.


(h) Compliance with Agreements. The execution and performance of this Agreement will not result in any violation or be in conflict with any agreement to which DFNL is a party.

(i) Title to Property and Assets. DFNL has good and marketable title to its properties and assets free and clear of all mortgages, liens, security interests and incumbrances, except as is known by Beeson.

(j) Franchises, Permits, etc. To the knowledge of DFNL, it has all franchises, permits, licenses, orders and approvals of any federal, state, local or foreign government of self regulatory body
       (collectively, the "Permits") that are material to or necessary for the conduct of its business.

(k) Governmental Consents. To the knowledge of DFNL, no consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any governmental authority on the part of DFNL is required in connection with the valid execution, delivery and performance of this Agreement, except for the possible filing of a Notice under Regulation D promulgated under the Securities Act and any filings required by applicable state securities laws, all of which shall be properly and timely filed by DFNL.

(l) Authorization. All corporate action on the part of DFNL and its officers, directors and shareholders necessary for the authorization, execution and delivery of this Agreement, for the performance of DFNL's obligations hereunder and for the issuance and delivery of the Common Stock has been taken or will be taken prior to the Closing. This Agreement, when executed and delivered, shall constitute a legal, valid and binding obligation of DFNL.

VIII.     REPRESENTATIONS AND WARRANTIES OF BEESON

(a) Beeson represents and warrants to DFNL that he is under no legal disability with respect to entering into this Agreement.

(b) Beeson represents and warrants that he is an "accredited investor" within the meaning of that term as used in Rule 501 of Regulation D of the Rules and Regulations of the Securities and Exchange Commission and is capable, through experience and financial strength, to make and understand an investment decision leading to the purchase of the Common Stock of DFNL contemplated herein.

(c) Beeson represents and warrants that the shares of Common Stock are being purchased by him solely for his own account for investment purposes only and not for the account of any other person and not for distribution, assignment or resale to others.

(d) Beeson further consents to the placement of the following legend, or a legend similar thereto, on the certificates representing shares of Common Stock:

THESE SECURITIES HAVE BEEN ISSUED IN RELIANCE UPON THE
EXEMPTION FROM REGISTRATION AFFORDED BY SECTION 4(2)
OF THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT
BE TRANSFERRED WITHOUT AN OPINION OF COUNSEL
SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT
ANY SUCH PROPOSED TRANSFER IS IN ACCORDANCE WITH ALL
APPLICABLE LAWS, RULES AND REGULATIONS.

IX.  MISCELLANEOUS

(a) Survival of Covenants. Unless otherwise waived as provided herein, all covenants agreements, representations and warranties of the parties made in this Agreement and in the financial statements or other written information delivered or furnished in connection therewith and herewith shall survive the Exchange hereunder, and shall be binding upon, and inure to the benefit of, the parties and their respective successors and assigns.

(b) Governing Law. This Agreement shall be deemed to be a contract made under, governed by and construed in accordance with the substantive laws of the State of Texas.

(c) Counterparts. This Agreement may be executed simultaneously in counterparts, each of which when so executed and delivered shall be taken to be an original; but such counterparts shall together constitute but one and the same documents.

(d) Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

(e) Entire Agreement. This Agreement, the other agreements and the other documents delivered pursuant hereto and thereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.


IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year first above written.

"DFNL":

DEFINITION, LTD.

By:   /s/ Miguel O. Coindreau
          Miguel O. Coindreau
          Executive Vice President

"BEESON":

      /s/ Gerald L. Beeson
          Gerald L. Beeson

                            ------------------------
                                 EXHIBIT 10.3
                            ------------------------

                          STOCK PURCHASE AGREEMENT

This Stock Purchase Agreement is entered into as of May 15, 1997, by and between Definition, Ltd., a Nevada corporation with offices at 1400 Turtle Creek Drive, Dallas, Texas 75207 ("DFNL"), and Michael B. DeLuise, an individual resident of the State of New York ("DeLuise"), in light of the following facts:

1. DFNL, through subsidiaries, is engaged in certain aspects of the communications industry;

2.  DeLuise desires to acquire shares of Common Stock of  DFNL; and

3.  DFNL desires to issue shares of its Common Stock to DeLuise.

                                              WITNESSETH:

THEREFORE, the Agreement of the parties, the promises of each being consideration for the promises of the other:

I.     DEFINITIONS

Whenever used in this Agreement, the following terms shall have the meanings set forth below, including amendments hereof.

(a) "Agreement" shall mean this Stock Purchase Agreement and all amendments hereof.

(b) "DeLuise" shall mean Michael B. DeLuise, an individual resident of the State of New York and a director of DFNL.

(c) "DFNL" shall mean Definition, Ltd., a Nevada corporation, and its subsidiaries: (1) Interactive Systems, Inc., a Florida corporation; and (2) Definition Technologies, Inc., a Texas corporation.

(d) "Knowledge of DFNL" or matters "known to DFNL" shall mean matters actually known to the Board of Directors or officers of DFNL, or which reasonably should be or should have been known by them upon reasonable investigation.


(e) "Securities Act" shall mean the Securities Act of 1933, as amended, and includes the rules and regulations of the Securities and Exchange
Commission promulgated thereunder, as such shall then be in effect.

Any term used herein to which a special meaning has been ascribed shall be construed in accordance with either (1) the context in which such term is used, or (2) the definition provided for such terms in the place in this Agreement at which such term is first used.

II.     DISCLOSURES

DeLuise hereby acknowledges that he is a director of DFNL and has gained, in such capacity, knowledge of the business and financial status of DFNL.

III.     PURCHASE AND SALE

DFNL hereby sells to DeLuise and DeLuise hereby buys from DFNL 75,000 shares of the $.001 par value Common Stock of DFNL, at the price and subject to all of the terms and conditions set forth herein.

IV.     PURCHASE PRICE - PAYMENT

DeLuise shall deliver to DFNL the sum of $5,000 in payment of the 75,000 shares of DFNL Common Stock purchased by DeLuise hereunder, a per share price of $.066, which payment shall be delivered as provided in paragraph VI hereinbelow.

V.     ISSUANCE OF THE COMMON STOCK

DFNL shall cause the 75,000 shares of its Common Stock purchased and sold hereunder to be issued and delivered herewith.

VI.     THE EXCHANGE

DFNL is delivering, along with an executed copy of this Agreement, a stock certificate representing 75,000 shares of its Common Stock. Upon execution by DeLuise of this Agreement, DeLuise agrees to deliver forthwith the sum of $5,000 required to be delivered pursuant to paragraph IV hereinabove.

VII. REPRESENTATIONS AND WARRANTIES OF DFNL

DFNL represents and warrants to DeLuise:

(a) Organization and Corporate Authority. DFNL is a corporation duly organized, validly existing and in good standing under the laws of the State of Nevada and is qualified to do business as a foreign corporation in all jurisdictions where the ownership of property or maintenance of an office would require qualification. DFNL has all requisite corporate power and authority, governmental permits, consents, authorizations, registrations, licenses and memberships necessary to own its property and to carry on its business in the places where such properties are now owned and operated or such business is being conducted.

(b) Subsidiaries. DFNL, the issuer of the Common Stock sold hereunder, has two subsidiary corporations: (1) Interactive Systems, Inc., a Florida corporation; and (2) Definition Technologies, Inc., a Texas corporation.


(c) Options, Warrants and Rights. DFNL has no outstanding options, warrants or rights, conversion rights or other agreements for the purchase or acquisition from DFNL of any shares of its capital stock.

(d) Issuance of the Common Stock. The shares of Common Stock of DFNL, when issued and delivered in accordance with this Agreement, will be duly and validly issued, fully paid and nonassessable, and will be free and clear of any liens or encumbrances and, to the knowledge of DFNL, will be issued in compliance with applicable state and federal laws.

(e) Financial Condition. Currently, DFNL operates at a loss, and has so operated for not less than the six months preceding the date of this Agreement.

(f) Undisclosed or Contingent Liabilities. To the best knowledge of DFNL, DFNL has no contingent liabilities.

(g) Litigation. DFNL is not a party to any suit, action, proceeding, investigation or labor dispute (collectively "actions") pending or currently threatened against it other than administrative matters arising in the ordinary course of business and which, if determined against DFNL would result in a materially adverse effect.

(h) Compliance with Agreements. The execution and performance of this Agreement will not result in any violation or be in conflict with any agreement to which DFNL is a party.

(i) Title to Property and Assets. DFNL has good and marketable title to its properties and assets free and clear of all mortgages, liens, security interests and incumbrances, except as is known by DeLuise.


(j) Franchises, Permits, etc. To the knowledge of DFNL, it has all franchises, permits, licenses, orders and approvals of any federal, state, local or foreign government of self regulatory body (collectively, the "Permits") that are material to or necessary for the conduct of its business.

(k) Governmental Consents. To the knowledge of DFNL, no consent, approval, order or authorization of, or registration, qualification, designation, declaration or filing with, any governmental authority on the part of DFNL is required in connection with the valid execution, delivery and performance of this Agreement, except for the possible filing of a Notice under Regulation D promulgated under the Securities Act and any filings required by applicable state securities laws, all of which shall be properly and timely filed by DFNL.

(l) Authorization. All corporate action on the part of DFNL and its officers, directors and shareholders necessary for the authorization, execution and delivery of this Agreement, for the performance of DFNL's obligations hereunder and for the issuance and delivery of the Common Stock has been taken or will be taken prior to the Closing. This Agreement, when executed and delivered, shall constitute a legal, valid and binding obligation of DFNL.

VIII.     REPRESENTATIONS AND WARRANTIES OF DeLUISE

(a) DeLuise represents and warrants to DFNL that he is under no legal disability with respect to entering into this Agreement.

(b) DeLuise represents and warrants that he is an "accredited investor" within the meaning of that term as used in Rule 501 of Regulation D of the Rules and Regulations of the Securities and Exchange Commission and is capable, through experience and financial strength, to make and understand an investment decision leading to the purchase of the Common Stock of DFNL contemplated herein.

(c) DeLuise represents and warrants that the shares of Common Stock are being purchased by him solely for his own account for investment purposes only and not for the account of any other person and not for distribution, assignment or resale to others.

(d) DeLuise further consents to the placement of the following legend, or a legend similar thereto, on the certificates representing shares of Common
Stock:

THESE SECURITIES HAVE BEEN ISSUED IN RELIANCE UPON THE
EXEMPTION FROM REGISTRATION AFFORDED BY SECTION 4(2)
OF THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY NOT
BE TRANSFERRED WITHOUT AN OPINION OF COUNSEL
SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT
ANY SUCH PROPOSED TRANSFER IS IN ACCORDANCE WITH ALL
APPLICABLE LAWS, RULES AND REGULATIONS.

IX.     MISCELLANEOUS

(a) Survival of Covenants. Unless otherwise waived as provided herein, all covenants agreements, representations and warranties of the parties made in this Agreement and in the financial statements or other written information delivered or furnished in connection therewith and herewith shall survive the Exchange hereunder, and shall be binding upon, and inure to the benefit of, the parties and their respective successors and assigns.

(b) Governing Law. This Agreement shall be deemed to be a contract made under, governed by and construed in accordance with the substantive laws of the State of Texas.

(c) Counterparts. This Agreement may be executed simultaneously in counterparts, each of which when so executed and delivered shall be taken to be an original; but such counterparts shall together constitute but one and the same documents.

(d) Successors and Assigns. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

(e) Entire Agreement. This Agreement, the other agreements and the other documents delivered pursuant hereto and thereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and thereof.

IN WITNESS WHEREOF, the parties have signed this Agreement as of the day and year first above written.

"DFNL":

DEFINITION, LTD.
By:   /s/ Gerald L. Beeson
          Gerald L. Beeson
          Chief Executive Officer

"DeLUISE":
      /s/ Michael B. DeLuise
      Michael B. DeLuise