Form 10QSB
period 1997-06-30
DEFINITION LTD
filed 1997-09-15
CIK 854877

Securities and Exchange Commission
                         Washington, D.C. 20549
                         _______________________

                              FORM 10-QSB
                           Quarterly Report
                                 Under
                       Section 13 or 15(d) of the
                    Securities Exchange Act of 1994
                         ________________________

                  For Quarter Ended:   June 30, 1997
                 Commission File Number:   000-20598

                            Definition, Ltd.
        (Exact name of Registrant as specified in its charter)

     NEVADA                                                        75-2293489
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                            Identification No.)



           1334 South Killian, Unit 4, Lake Park, Florida 33403
                             (561) 844-7701
      (Address of principal executive offices, including zip code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [    ]   No [ X]

The number of shares outstanding of the issuer's common equity as of June 30, 1997, was 7,161,842 shares of common stock, par value $.0001.

Transitional Small Business Disclosure Format (check one): Yes [    ]   No [X]



                              DEFINITION, LTD.

              Form 10-QSB for the Quarter Ended June 30, 1997

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



                              DEFINITION, LTD.

              Form 10-QSB for the Quarter Ended June 30, 1997

                     PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations



                               DEFINITION, LTD.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


                                           (Unaudited)          (Unaudited)
                                          June 30, 1997      December 31,1996
                                        ----------------     ----------------

    ASSETS

    Current Assets:
        Cash and cash equivalents       $         22,834     $         63,151
        Notes receivable                         210,000              210,000
        Accounts receivable (net)                352,502            2,964,036
                                        ----------------     ----------------

          Total Current Assets                   585,336            3,237,187
                                        ----------------     ----------------


    Property and Equipment:
      Broadcast resource library               2,985,536            2,985,536
      Computer, prod. & other equip              851,105              851,105
      Streaming technology hardware               62,776               62,776
      Building and improvements                  469,153              469,153
      Other                                        4,470                4,470
                                        ----------------     ----------------

        Total-property and equipment           4,373,040            4,373,040
                                        ----------------     ----------------

        Accumulated depreciation              (2,246,752)          (1,879,464)
                                        ----------------     ----------------

          Net Property and Equipment           2,126,288            2,493,576
                                        ----------------     ----------------


    Other Assets:
      Deposits - Paris office                     78,020               78,020
      Contracts & A/R-long term                5,928,071            5,928,071
      Equity investment - J.V.(W3D)            1,891,066              385,142
      Streaming Technology R&D                   355,262              773,300
      Accumulated amort. - R&D                   (59,210)             (23,684)
                                        ----------------     ----------------

          Total Other Assets                   8,193,209            7,140,849
                                        ----------------     ----------------


          TOTAL ASSETS                  $     10,904,833     $     12,871,612
                                        ================     ================








          See accompanying notes and accountants' compilation report




                               DEFINITION, LTD.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996


                                           (Unaudited)          (Unaudited)
                                          June 30, 1997      December 31,1996
                                        ----------------     ----------------

    LIABILITIES

    Current Liabilities
      Accounts payable - trade          $         91,000     $      3,010,234
      Payroll liabilities                         23,612               23,700
      Federal income taxes payable               104,656               31,656
      Current portion of debt                      1,500                1,500
                                        ----------------     ----------------

          Total Current Liabilities              220,768            3,067,090
                                        ----------------     ----------------


    Long-Term Liabilities
      Note payable-Dorothy Sivilli                27,000               27,000
      Note Payable-Crawford                       17,500                    0
      Mortgage payable-building                   79,168               80,601
                                        ----------------     ----------------

          Total Long-Term Liabilities            123,668              107,601
                                        ----------------     ----------------


          TOTAL LIABILITIES                      344,436            3,174,691
                                        ----------------     ----------------


    EQUITY

      Capital stock                               11,662                6,522
      Paid-in capital                         10,992,377           10,291,517
      Deferred advertising credits            (1,568,335)          (1,568,335)
      Retained earnings                        1,124,693              967,217
                                        ----------------     ----------------

          TOTAL EQUITY                        10,560,397            9,696,921
                                        ----------------     ----------------

          TOTAL LIABILITIES & EQUITY    $     10,904,833     $     12,871,612
                                        ================     ================












          See accompanying notes and accountants' compilation report




                               DEFINITION, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                            (Unaudited)       (Unaudited)
                                         6 Months Ended    6 Months Ended
                                          June 30, 1997     June 30, 1996
                                         --------------    --------------

    Revenues:
      Revenue                            $       69,749    $    3,595,795
                                         --------------    --------------

        Total Revenues                           69,749         3,595,795
                                         --------------    --------------

      Cost of Revenues                                0         1,691,305
                                         --------------    --------------

        Gross Profit                             69,749         1,904,490
                                         --------------    --------------

    Operating Expenses:
      General and administrative                 51,518           150,033
      Consulting and other prof.                313,724           104,902
      Depreciation and Amort.                   402,814           301,137
                                         --------------    --------------

        Total Operating Expenses                768,056           556,072
                                         --------------    --------------


        Income(loss) from operations           (698,307)        1,348,418
                                         --------------    --------------

    Other Income (expenses):
      Interest Expense                           (3,179)           (3,946)
      Gain on sale of assets                    931,962                 0
                                         --------------    --------------

        Total Other Income (expense)            928,783            (3,946)
                                         --------------    --------------

        Income (Loss) before tax                230,476         1,344,472

          Provision for income taxes             73,000           457,120
                                         --------------    --------------

          Net income (loss)              $      157,476    $      887,352
                                         ==============    ==============










          See accompanying notes and accountants' compilation report




                               DEFINITION, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996


                                            (Unaudited)       (Unaudited)
                                         3 Months Ended    3 Months Ended
                                          June 30, 1997     June 30, 1996
                                         --------------    --------------
    Revenues:
      Revenue                            $       40,147    $    1,121,660
                                         --------------    --------------

        Total Revenues                           40,147         1,121,660
                                         --------------    --------------

      Cost of Revenues                                0           791,759
                                         --------------    --------------

        Gross Profit                             40,147           329,901
                                         --------------    --------------

    Operating Expenses:
General and administrative                       20,073            81,581
Consulting and other prof.                       18,790            28,657
Depreciation and Amort.                         201,407           150,568
                                         --------------    --------------

        Total Operating Expenses                240,270           260,806
                                         --------------    --------------


        Income(loss) from operations           (200,123)           69,095
                                         --------------    --------------

    Other Income (expenses):
      Interest Expense                           (1,575)           (1,968)
                                         --------------    --------------

        Total Other Income (expense)             (1,575)           (1,968)
                                         --------------    --------------

        Income (Loss) before tax               (201,698)           67,127

          Provision for income taxes            (79,000)           22,823
                                         --------------    --------------

          Net income (loss)              $     (122,698)   $       44,304
                                         ==============    ==============












          See accompanying notes and accountants' compilation report



                              DEFINITION, LTD.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1997 and 1996

                                           (unaudited)     (unaudited)
                                            Six Months      Six Months
                                              Ended           Ended
                                          June 30, 1997   June 30, 1996
                                          --------------  --------------
Cash Flows from Operating Activities
  Net Income                                   $157,476        $887,352
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities
      Depreciation and amortization             402,814         301,137
      Common stock issued for service           256,000
      Gain on sale of assets                   (931,962)
      (Increase) decrease in:
        Accounts receivable                   2,611,534      (2,602,372)
        Contracts & long term receivables                       208,738
        Deposits
      Increase (decrease) in:
        Accounts payable
          Trade                              (2,919,234)        (24,255)
          Other                                     (88)
          Affiliates                                            900,187
        Accrued federal income tax               73,000         462,427
                                          --------------  --------------

Net cash provided by (used in)
 operating activities                          (350,460)        133,214
                                          --------------  --------------
Cash Flows from Investing Activities
  Increase in property and equipment          1,350,000        (255,394)
  Increase in investment in Joint Venture    (1,505,924)        (45,891)
                                          --------------  --------------
Net cash provided by (used in)
 investing activities                          (155,924)       (301,285)
                                          --------------  --------------
Cash Flows from Financing Activities

  Decrease in Long Term Debt                     16,067           (349)
  Issuance of common stock                      450,000
                                          --------------  --------------

Net cash provided by (used in) financing
 activities                                     466,067           (349)
                                          --------------  --------------
INCREASE (DECREASE) IN CASH                     (40,317)      (168,420)

Cash at beginning of period                      63,151        177,450
                                          --------------  --------------

Cash at end of period                           $22,834         $9,030
                                          ==============  ==============


The accompanying footnotes are an integral part of these financial statements.



PART II - Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.

General

The discussion below pertains to the financial condition of the Company including subsidiary operations, for the six months ended June 30, 1997, and 1996, as well as for each of the business segments of the Company for such periods. The Company's business segments are: (1) television segment, which includes the operation of a television station, sales of copies of its film library to television stations and production of infomercials and educational programs; (2) multimedia segment, which includes parental education programs, computer hardware sales and cable television/Internet operations; and (3) import segment, which involves the import and sale of objects of art and other items, including furniture. Unless otherwise noted, references to the Company include all of its subsidiaries.


Results of Operations

Three Months Ended June 30, 1997 versus
Three Months Ended June 30, 1996.

Total Revenues for the quarter ended 6/30/97 were only $40,147 compared to $1,121,660 for the quarter ended 6/30/96. As reported in the first quarter 10-QSB, the Company began receiving payments on the Parent Academy Network (in the multimedia segment)as anticipated after resolving differences with the participating schools. In addition, income from sale of artwork & furniture from that segment of the Company were very limited as the Company continued to focus on development and utilization of the Video Streaming technology and related joint ventures. In addition, there were only limited revenues from the television segment during the quarter. Company management is working to resolve operational issues at the Florida television station. The management company utilized to handle operations has experienced turnover. Sales of film library excerpts and other sales have been limited while management issues were being resolved. In the prior year, sales were very strong related to the import business, which was almost nonexistent in the quarter ended 6/30/97 since that business is now handled in the joint venture with W3D. The books have been adjusted to record the transaction between W3D and the Company for its share of the Joint Venture. Approximately
$2.6 million of receivables and $1.6 of payables related to the Artwork segment have been assumed by the Joint Venture.


Six Months Ended June 30, 1997, versus
Six Months Ended June 30, 1996.

Revenues for the 6 months ended June 30, 1997 were only $69,749 versus $3,595,795 for the six months ended June 30, 1996. As stated above and in the prior 10-QSB, the Company has been focusing on the development of the Video Streaming Technology and their part in the W3D Joint
Venture to assume the import segment of the business. The sale of this technology during the first quarter of 1997 resulted in a gain which is the basis for the current year profits.


Segment Information - Domestic/Foreign Revenues.

During the Current Period, all of the revenues were derived from domestic sources. During the Prior Period, approximately 60% of the Company's revenues were from Foreign customers.

Liquidity and Capital Resources

The Company's position of liquidity continues to deteriorate. At June 30, 1997, the total cash and cash equivalents totaled $22,834 compared to $63,151 at 12/31/96. Cash flow has been impacted by the lack of television segment sales and the assignment of the import segment accounts receivable to the W3D Joint Venture.

Cash Flow from Financing Activities.

The Company issued 4,500,000 shares to a joint venture partner during the Current Period. The Company has valued this transaction at ten cents per share. In exchange, the Joint Venture Partner assumed the payables of the import segment in connection with the business plan changes for the Company.

Capital Expenditures.

Due to the lack of liquidity and the change in business plan, the Company does not expect to acquire any capital assets in the foreseeable future.



                      PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         None

Item 2 - Changes in Securities
         During the three months ended June 30, 1997, None

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

                                          Definition, Ltd.


                                          By:    /s/ Charles Kiefner
                                             Charles Kiefner
                                             Chief Executive Officer &
                                             Principal Financial Officer

                                          Dated:     9/7/97