Form 10KSB/A
period 1996-12-31
DEFINITION LTD
filed 1998-03-17
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION



Washington, D.C. 20549







Form 10-KSB/A



[ X ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the Fiscal



         Year Ended December 31, 1996







[  ] Transition Report Under Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the Transition

         Period from               to              .









    Commission File No. 0-20598







		                           Definition, Ltd.



(Name ofSmall Business Issuer in its Charter)

NEVADA

(State or other jurisdiction of	incorporation organization)


75-2293489

(IRS Employer Identification No.)







334 South Killian Drive, Unit 4, Lake Park, Florida 3340

 (Address of principle executive offices, including zip code)

(561) 844-7701

(Issuer's telephone number, including area code)







Securities Registered under Section 12(b) of the Exchange Act:



Title of Each Class              None


Name of Exchange on Which Registered          None



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







Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B outlined in this form, and no

disclosure will be contained, to the best of registrant's

knowledge, in definitive proxy or information statements

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]







Registrant's revenues for its most recent fiscal year were

$24,995.







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

] No [X]

PART I



Item 1. Description of Business



History and Overview



History. Definition, Ltd. (the "Company) was incorporated in

1989 under the name "Stone Grill International, Inc.", under the laws of the State of Nevada.  Until 1994, the Company undertook the development of a restaurant concept involving table-side cooking on preheated rocks, and the franchising of such

restaurants. This line of endeavor was abandoned in late 1994,

and the Company commenced acquisition of assets and searching for business opportunities in the interactive media and

communications fields.  During this period, the Company acquired programming, a broadcast film library, computers, video, studio,

broadcast and cable equipment, as well as prepaid air time for television programs and advertising.  The Company developed its current plan of business in late 1994 and changed its name to its current name in January 1995.



Overview.  The Company currently engages in commerce through enhanced communications.  The Company intends to become a leader in all phases of high technology communications media,

television, wireless telephone/fax/Intemet service, television advertising, computer hardware and software, and travel

services.  There is, of course, no assurance that the Company will be successful in its business.



WINQ-TV.  The Company, through its subsidiary, Definition

Technologies, Inc., a Texas corporation ("DTI"), operates a

community (low-power) television station in the West Palm Beach,

Florida, area.  WINQ-TV also operates as a traditional

television station, deriving revenues through sales of

advertising time.



Parent Academy Network.  The Company is a joint venturer in a program known as the Parent Academy Network (the "Parent

Academy").  The Parent Academy provides interactive teaching materials to member schools, based upon a video and computer platform, utilizing educational materials, certain of which are,

or will be, produced by WINQ-TV.  The Company is the exclusive provider of computer hardware and technical support to the

Parent Academy.



Business Development



References to the "Company" include, WINQ-TV, DTI and the Parent

Academy, unless the context indicates otherwise.



WINQ-TV, Through is subsidiary, DTI, the Company operates a

community (low power) television station, transmitting from West

Palm Beach, Florida, WINQ-TV Channel 19.  The transmitter has an effective radius of approximately 25 miles, and a household

audience of approximately 260,000 homes in a population area containing approximately 1,000,000 people.  WINQ-TV operates under a permit granted by the Federal Communications Commission.

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



Programming.  Lacking a national network affiliation,

independent community television stations, in general, depend heavily on independent third patties for programming.  Programs obtained from independent sources consist primarily of

syndicated television shows, many of which have been shown

previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been  shown previously on network and cable television).

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



Licenses for syndicated programs are often offered for cash sale or on a barter or cash-plus-barter basis to stations.  In the case of a cash sale, the station purchases the right to

broadcast the program or a series of programs, and sells

advertising time during the broadcast.  The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (a cash-plus-barter basis).  Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and, therefore,

with less time available for sale by the station.  Recently, the amount of bartered and cash-plus-barter programming broadcast industry-wide has increased substantially.



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

Academy concept to a network of 2,500 schools in major US cities over the next five years.  There is no assurance that such

expansion of the Parent Academy concept will occur.  It is the

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



Community (Low Power) Television



General Television broadcasting operations are subject to the jurisdiction of the FCC under the Communications Act.  The

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



The Communications Act provides that a license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations,

including the requirement that the FCC allocate licenses,

frequencies, hours of operation and power in a manner that will provide a fair, efficient and equitable distribution of service throughout the United States.  Television licenses generally are issued for five-year terms.  Upon application, and in the

absence of a conflicting application that would require the FCC to hold a hearing, or questions as to the licensee's

qualifications, television licenses have usually been renewed for additional ten-ns without a hearing by the FCC.  An existing license automatically continues in effect once a timely renewal application has been filed until a final FCC decision is issued.

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



Competition



Internet Video Streaming Activities.  The Internet is a "work in progress."  Each day, innumerable businesses and individuals construct an Internet site, or home page, to which they attempt to attract Internet users, or "surfers".  The rapid increase in the number of Internet sites to which users can be drawn reduces the likelihood that an Internet site of any variety will be

visited by Internet users.  The Company believes that its

position as the first real time television broadcast on the

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

Academy for such funding is intense, There is no assurance that the Parent Academy will be able to attract funding for its

continuing operations or any planned expansion.

Employees







The Company employs three persons, all of whom are officers of the Company.  Currently, the Company contracts with outside

parties for all services required to be performed by the

Company.  The Company does not expect to add more than five

employees during the remainder of 1997, and, without additional funding, the Company cannot be expected to add any additional employees.



Risk Factors



Risks Concerning Video Streaming Business.



Competition.  The Internet is a "work in progress."  Each day,

innumerable businesses and individuals construct an Internet site, or home page, to which they attempt to attract Internet users, or "surfers".  The rapid increase in the number of

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



New Product, Potential Lack of Consumer Acceptance.  As with any new product, such as the Internet Video Streaming, there is no assurance that any of the Company's Internet Video Streaming joint ventures, once formed, will be successful in attracting sufficient Internet users to its Internet sites.  Should this be the case, the Company would derive no benefit from any of its

Internet Video Steaming activities.



Risks Concerning Community (Low Power) Television



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

Company's television station is subject to a wide range of

technical reporting and operational requirements.  There is no assurance that the Company will be able to comply with such

requirements in the future.  Similarly, the FTC, among other regulatory agencies, imposes a variety of requirements that

affect the business and operations of broadcast stations.

Proposals for additional or revised requirements are considered from to time by the FCC, other regulatory agencies and Congress.

The Company is unable to predict what new or revised Federal requirements may result from such consideration or what impact,

if any, such requirements might have upon the operation of a television station operated by the Company.

Item 2. Description of Property



The Company's properties are functionally grouped.  It holds,

through DTI, significant properties in the form of television equipment, cameras, sets, recorders, transmitters, receivers,

microwave dishes, monitors, splicers, film and film libraries.

Such assets are located at 1334 South Killian Drive, Unit 4,

Lake Park, Florida.  DTI owns the facilities it occupies,

consisting of approximately 6,500 square feet of office space,

television station infrastructure and storage areas, including a sound stage utilized in making infomercials and live and

recorded television programming.  It owns its office furniture,

fixtures, computer system and internal telephone network.







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

PART II



Item 5. Market for Common Equity and Related Stockholder Matters



Market Information



The Common Stock of the Company is traded on the OTC Electronic

Bulletin Board under the symbol "DFNL"'.  The range of high and low bid quotations for each quarterly period during the years ended December 31, 1995 and 1996, and the quarter ended March,

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

Such quotations reflect inter-dealer prices, without retail

markup, retail markdown or commission, and may not represent actual transactions.



Holders



The approximate number of record holders of the Company's Common

Stock as of April 24, 1997 was 1,200.



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

Item 6. Management's Discussion and Analysis of Financial

Condition and Results of Operations



(1) Results of Operations



During the year ended December 31, 1996, the operations of  its major operating subsidiary, Interactive Systems, Inc., were

discontinued, resulting in a loss from discontinued operations of  $(4,439,534), as a result of a change in management. The

Company continues to operate its TV Station with revenues for

1996 of $24,995, as compared with 1995 sales of $303,315, a

decrease of  $278,320 or 92%. The decrease was the result of  a reduction in commercials, informercials and interactive

programming. As a result of extensive research and development during 1996, the Company expects revenues to increase

substantially during 1997.







Also, the Company's General and Administrative costs decreased from $180,443 in 1995 to $27,437 in 1996, a decrease of $153,006 or 85%. The decrease was due principally to a reduction in

general overhead as a result of the discontinued operations.

Consulting and other professional fees increased from $196,998 in 1995 to $596,148, a increase of  $399,150 or 66%. The

increase was the result of the Company's attempt to inquire into the possible acquisition or merger with other similar

businesses. Research and development expenses increased from $0 in 1995 to $773,300 in 1996. The increase was the result of the

Company's commitment to further develop and expand its

television services.



(2) Liquidity



At December 31, 1996, the Company had a positive working capital of $44,693, as compared to working capital at December 31, 1995 of $2,670,700. The decrease is related to the decrease in

accounts receivable as a result of the discontinued operations of ISI. Management intends to intends to seek additional funding from private or public equity investments to meet the increased working capital needs in the next 12 months.





Item 7. Financial Statements



Consolidated Financial Statements for the years December 31,

1996 and 1995.       F-1 to F-27



Item 8. Changes In and Disagreements With Accountants on

Accounting and Financial Disclosure



On December 10, 1997, the Company's independent auditor contract was terminated by mutual agreement. During the registrant's two most recent years and subsequent interim period up to the date of change of accountants, there were no disagreements with the former accountant on any matter of accounting principal or

practices, financial statement disclosure, or auditing scope or procedure.



On December 15, 1997, the Company reached an agreement with

Clancy and Co., P.L.L.C. whereby Clancy and Co., P.L.L.C. was engaged to act as the Company's auditors commencing with the

Company's audits for the years ending December 31, 1996 and 1997.

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

	______________



(1)	Has served in the capacity, or capacities, indicated during

the entire fiscal year ended December 3 1, 1996.



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

Summary Compensation Table



Annual Compensation

      Long-Term



                                                     Annual





               Compen





                Other

sation



Name

          Annual                                           All

other



and		   	             Compen-	Awards of                 Compen



Principal		                            Salary	Bonus	sation

Stock Options            sation



Position	             Year	(S)	($)	($)	     (#)	             ($)



Gerald L. Beeson      1996	       20,000           -0-	-0-

          -0-	    -0



CEO/Asst. Sec.         1995	      14,000            -0-	-0-	 -0-

	    -0



	            1994           -0-  	-0-	-0-	    -0-	    -0







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



		Number of Shares



	Name and Address of	of Common Stock



	5% Beneficial Owners,	Beneficially Owned



	Officers and Directors	at April 24, 1997	Percent of





Class(1)







	Gerald L. Beeson	31,400	          *



	1400 Turtle Creek Drive



	Dallas, Texas 75207







	David L. Holt	---	           *



	1400 Turtle Creek Drive



	Dallas, Texas 75207











	Miguel 0. Coindreau                                        --





	1400 Turtle Creek Drive



	Dallas, Texas 75207







	Michael DeLuise                                         40,000	*



	565 Caledonia Road



	Dix Hills, New York 11 746







	All Officers and Directors



	as a Group (5 persons)                             71,400



		          _______________



	(1) Based on 7,411,842 shares outstanding.







Item 12.  Certain Relationships and Related Transactions



The Company has engaged in no transaction required to be

described herein.



Item 13. Exhibits and Reports on Form 8-K



(a)(1) Financial Statements







    Independent Auditors' Report

                         F-1



    Independent Auditors' Report

                         F-2



    Consolidated Balance at December 31, 1996 and 1995

        F-3    F-4



    Consolidated Statement of Operations for the Years Ended



        December 31, 1996 and 1995

                        F-5    F-6



    Consolidated Statement of Stockholders' Equity



        for the Years Ended December 31, 1996 and 1995

           F-7    F-8



    Consolidated Statement of  Cash Flows for the Years Ended



         December 31, 1996 and 1995

                        F-9    F-11



     Notes to Financial Statements

                          F-12  F-27

a)(2) Exhibits







Exhibit	Description







10.1                    Consulting and Legal Services Agreement,

dated April 17, 1997,	                            between the

Company and Newlan & Newlan, Attorneys at Law.







(b)	Reports on Form 8-K







During the quarter ended December 31, 1996, the Company  file a

Current Report on Form 8-K,



 regarding  a change in accountants.







SIGNATURES







In accordance with Section 13 or 15(d) of the Exchange Act, the

Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







DEFINITION, LTD.











By:	   (s) Charles Kiefner



Charles Kiefner



President and



Chief Executive Officer







In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

INDEPENDENT AUDITORS' REPORT















Board of Directors



Definition, Ltd.



Lake Park, Florida







We have audited the accompanying consolidated balance sheet of

Definition, Ltd. (the Company), as of December 31, 1996 and the

related consolidated statements of operations,  stockholders'

equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.

Our responsibility is to express an opinion on these financial statements based on our audit.







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







In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the

Company at December 31, 1996 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.







Clancy and Co., P.L.L.C.



Phoenix, Arizona



February 7, 1998

								March 3, 1998























Securities and Exchange Commission



450 Fifth Street, N.W.



Washington, D.C.  20549







Gentlemen:







We have read the statements made by Definition, Ltd. and

Subsidiaries (copy attached), which we understand will be filed with the Commission, pursuant to Item 4 of the Form 8-K, as part of the Company's Form 8-K report for the month of March, 1998.

We agree with



the statements concerning our Firm in such Form 8-K.















   Yours very truly,











						 Smith, Dance, and Company, P.C.

DEFINITION, LTD.



CONSOLIDATED BALANCE SHEET



DECEMBER 31, 1996 AND 1995







	                                            ASSETS



	        1996    	       1995



Current Assets



  Cash and Cash Equivalents	$      63,151 	$    177,450



  Notes Receivable (Note 6)

                    	0 	210,000



  Accounts Receivable-net of allowance for doubtful accounts of

         $0 and $25,000, at 1996 and 1995, respectively (Note 1)



        	73,600 	3,129,480



  Accounts Receivable-Other	          5,626 	        10,520



Total Current Assets	142,377 	3,527,450







Property and Equipment (Note1 and 11)



  Broadcast Resource Library   	2,985,536 	2,985,536



  Computer, Production and Broadcast Equipment





	329,582 	814,896



  Building and Improvements	 364,153 	250,141



  Other 	             0 	             887



	3,679,271	4,051,460



Less Accumulated Depreciation

                  	(1,519,136)	    (878,390)



Net Property and Equipment

                  	2,160,135 	3,173,070







Other Assets





  Contracts and Accounts Receivable-Long-Term portion, net of deferred revenue of $0 and $1,184,670, at 1996 and 1995,

                 respectively (Note 5)

              	   0 	  1,876,430



Equity Investment in Joint Venture and Other Companies (Note 8)

                        	                 0 	      330,602



Total Other Assets

                             	               0 	   2,207,032







Total  Assets	$ 2,302,512   	$ 8,907,552

DEFINITION, LTD.



CONSOLIDATED BALANCE SHEET



DECEMBER 31, 1996 AND 1995











                                   LIABILITIES AND

STOCKHOLDERS'	EQUITY



	        1996    	       1995



Current Liabilities



  Current Portion of Long-Term Debt (Note 10)

                                                        	$

1,484   	$        1,330



  Accounts Payable-Trade

                                        	 72,500 	28,735



  Accounts Payable-Affiliates (Note 12)

                                      	 0 	641,879



  Payroll Tax Liabilities

                                 	23,700



  Federal Income Tax Payable (Note 9)

    	                 0 	      184,787



Total Current Liabilities

                           	 97,684 	856,731







Long-Term Liabilities



  Noncurrent Portion of Long-Term Debt (Note 10)	80,280 	81,777



  Notes Payable

                           	       27,000 	                 0



    Total Long-Term Liabilities	       107,280  	        81,777







Total Liabilities

                                     	      204,964

938,508







Stockholders' Equity



  Common Stock: Authorized $0.001 Par Value, 100,000,000 Shares;

   Issued and Outstanding, 5,203,512 Shares and 4,891,842 Shares

        at December 31, 1996 and 1995

           5,204 	                                4,892



  Additional Paid In Capital	 8,711,100 	9,650,422



  Retained Earnings (Deficit)	 (6,618,756)	        66,852



  Deferred Advertising and Broadcast Airtime Credits (Notes 1, 4

         and 5)	              0 	  (1,753,122)







Total Stockholders' Equity	    2,097,548 	    7,969,044







Total Liabilities and Stockholders' Equity	$  2,302,952	$

8,907,552

DEFINITION, LTD.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE PERIOD ENDED DECEMBER 31, 1996 AND 1995







	        1996    	       1995



Revenues	$       24,995 	$   4,159,821







Cost of Revenues	                   0 	     1,390,579







Gross Profit	24,995 	2,769,242







Operating Expenses



  General and Administrative	27,437 	180,443



  Consulting and Other Professional Fees	596,148 	196,998



  Research and Development	773,300



  Depreciation and Amortization	       867,724 	       822,047



Total Operating Expenses

                         	(2,264,609)	1,199,488







Income (Loss) From Operations	(2,239,614)	1,569,754







Other Income (Expense)





  Interest and Other Income

                   	0 	1,222



  Loss From Joint Venture

 	0 	(48,705)



  Interest Expense	(6,460)	(5,290)



  Loss on Sale of Assets	0 	(22,966)



  Loss on Write Down of Airtime Credits From an

   Affiliate	                                         0

            (405,211)



Total Other Income (Expense)	(6,460)	(480,950)







Income (Loss) Before Income Taxes and Discontinued

Operations	                     (2,246,074)	           1,088,804







Provision for Income Taxes	               0 	        176,292







Income (Loss) From Continuing Operations

       	(2,246,074)	912,512







Discontinued Operations



   Disposal of Segment of a Business	  (4,439,534)

137,596

DEFINITION, LTD.



CONSOLIDATED STATEMENT OF OPERATIONS



FOR THE PERIOD ENDED DECEMBER 31, 1996 AND 1995







	        1996    	       1995







Net Income (Loss)	$ (6,685,608)	$   1,050,108







Earnings Per Common Share and Common Stock

Equivalents-Note 1:



Income (Loss) Per Weighted-Average Share of

  Common Stock Outstanding



     Primary



        From Operations	$         (0.14)	$            0.19



        From Discontinued Operations	           (1.20)



	0.03



     Total Primary Earnings Per Share	$         (1.34)	$

  0.22







     Fully Diluted



        From Operations	$         (0.14)	$            0.19



        From Discontinued Operations	           (1.20)

 	0.03



     Total Fully Diluted Earnings Per Share	$         (1.34)	$

        0.22











Weighted Average Number of Common Shares Outstanding:







      Primary	5,002,398 	4,891,842







      Fully Diluted	5,002,398 	4,891,842

DEFINTION, LTD.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE PERIOD ENDED DECEMBER 31, 1996 AND 1995

	   Preferred Shares          	   Stock             Amount

Common Shares	   Stock Amount 	  Additional Paid In Capital

                              Retained Earnings (Deficit)

                        Deferred Advertising Credits

Total



Stockholder's         Equity at              December 31,

1994	                      290,614

                  $   2,906

                                                      4,019,695

                                $  4,020

                                          $   9,648,388



       $    (983,256)		                        $   8,672,058





Conversion of        Preferred Stock    to Common          Stock



       (290,614)

           (2,906)

                       872,147

                                  872



2,034

                                      0





Prior Period           Adjustment for     Write off of

Prepaid                Advertising          Credits in

1995

                                              (1,753,122)

                                          (1,753,122)







Net Income for        the Year Ended    December 31,       1995







1,050,108

                                                      1,050,108





Balance,                 December 31,       1995

0  	              0

4,891,842	                                   4,892





             9,650,422

                     66,852

         (1,753,122)	                             7,969,044







Issuance of             Common Stock    as

 Compensation      for Consulting      Services

Rendered, July     1, 1996



           190,000

                                                   190



                                                       534,185

			                           534,375



























	   Preferred Shares          	   Stock             Amount

Common Shares	   Stock Amount 	  Additional Paid In Capital

                              Retained Earnings (Deficit)

                         Deferred Advertising Credits

Total



Issuance of             Common Stock    as   Compensation

for Legal              Services               Rendered,

  December 22,       1996



                 100,000



        100



                                                   900





                          1,000



Private                   Placement            September 30,

 1996

21,670	                                                      22



93,928

 93,950



Net Tax Effect of  Prior Period         Adjustment in

1995

          184,787	                        184,787





Correction of       Error in Prior     Period in

Connection      with                Discontinued   Operations

  					      (1,568,335)		      1,568,335)	      0



Net Loss for the     Year Ended          December 31,

1996

(6,685,608)

                       (6,685,608)





Balance,                 December 31,       1996

                 0	                             $          0



     5,203,512

                $   5,204

                                     $   8,711.100

         ($  6,618,756)	                             $

      0 	  $   2,097,548

DEFINITION, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 31, 1996 AND 1995



			   1996   	   1995

Cash Flows from Operating Activities

  Net Income	  	$(6,685,608)	$  1,050,108

  Adjustments to Reconcile Net Income(Loss) to Net

  Cash Provided by (Used in) Operating Activities

        Depreciation and Amortization		1,001,074 	822,047

       Common Stock Issued for Services		535,375 	0

        Loss on Disposal of Fixed Assets		333,441 	0

        Minority Interest in Loss of Subsidiary		0 	(137,596)

        Loss from Joint Venture		330,602 	48,705

        Write-off of Assets		1,876,430 	21,362

  Changes in Assets and Liabilities

        (Increase) Decrease in Accounts Receivable

	3,270,774 	(3,127,518)

        Increase (Decrease) in Accounts Payable-Trade

              		43,765 	(212,421)

        Increase (Decrease) in Accounts

                                 Payable-Affiliates		 (641,879)
(21,595)

        Increase ( Decrease) Accrued Interest-Affiliates

               		      0 	(2,383)

        Increase (Decrease) in Accrued Federal Income Tax		 0
184,787

        Increase (Decrease) in Deferred Revenue		0 	1,746,878

        Increase (Decrease) in Payroll Tax Liabilities
23,700     0

          Total Adjustments		   6,773,282 	    (677,734)

Net Cash Provided by Operating Activities           87,674
372,374



Cash Flows From Investing Activities

  Investment in Joint Venture                            		0
	(156,107)

  Purchase of Property and Equipment             		 (321,580)
 (47,472)

Net Cash flows Used in Investing Activities		 (321,580)
(203,534)



Cash Flows from Financing Activities

  Net Change in Bank Overdraft		0 	(2,617)

  Principal Payment on Mortgage Payable		(1,343)
 0

  Proceeds From Long Term Debt		27,000 	                 0



DEFINITION, LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD ENDED DECEMBER 31, 1996 AND 1995



		   1996   	   1995



Proceeds From the Issuance of Common Stock

         93,950 	                 0

Net Cash Provided by (Used in) Financing Activities

       119,607 	(        2,617)



Increase (Decrease) in Cash and Cash Equivalents
	(114,299)	166,223



Cash and Cash Equivalents at Beginning of Year		       177,450
     11,227



Cash and Cash Equivalents at End of Year	 	$        63,151	$
177,450





Supplemental Disclosure of Cash Flow Information:

Cash paid for:

  Interest		$         6,460	$        7,673

  Income taxes		$               0     	$               0



Supplemental Schedule of NonCash Investing and

            Financing Activities:

Reclassification and Offset of Accounts Receivable

          and Accounts Payable to Affiliates and Other Related

     Parties			  $       91,223

Exchange of Inventory, License Agreement and

     Broadcast Airtime Credits for Barter Trade Credits			 $
232,966

Exchange of Barter Trade Credits for a Note

     Receivable			 $     201,000

Conversion of Preferred Stock for Common Stock			$         2,906

Purchase of Office Condominium with Long-Term

Mortgage Payable and Advances from Affiliates			 $     105,000

Exchange of Non-Affiliated Broadcast Airtime Credits

for Affiliated Broadcast Airtime Credits and

Canellation in 1996		  $(1,568,335)	  $  1,575,000

Reclassification of Accounts Receivable to


Investment in Other Companies			 $     213,000

Sale of Deferred Broadcast Airtime Credits in

Exchange for Long-Term Contract			 $  2,916,667

		1996	1995

Exchange of Common Stock for Services Rendered		$      535,375

DEFINITION LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1996 AND 1995









NOTE 1 - ORGANIZATION



Definition, Ltd. (the "Company") was incorporated in 1989 under the name "Stone Grill International, Inc.", under the laws of the State of Nevada. Until 1994, the Company undertook the development of a restaurant concept involving table-side cooking on preheated rocks, and the franchising of such restaurants. This line of endeavor was abandoned in late 1994, and the Company commenced acquisition of assets and searching for business opportunities in the interactive media and communications fields. During this period, the Company acquired programming, a broadcast film library, computers, video, studio, broadcast and cable equipment, as well as prepaid air time for television programming and advertising. The Company developed its current plan of business in late 1994 and changed its name to its current name in January 1995.



The Company currently engages in commerce through enhanced communications. The Company intends to become a leader in all phases of high technology communications media, television, wireless telephone/fax/Intemet service, television advertising, computer hardware and software, and travel services. There is, of course, no assurance that the Company will be successful in its business.



The Company, through its subsidiary, Definition Technologies, Inc., (DTI) a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ Channel 19. The transmitter has an effective radius of approximately 25 miles, and a household audience of approximately 260,000 homes in a population area containing approximately 1,000,000 people. WINQ-TV operates under a permit granted by the Federal Communications Commission
(FCC). Community, or low power, television is a relatively new broadcasting category created by the FCC in the early 1980s. Community television stations, with their narrow geographic coverage, usual unaffiliated status and local programming focus, are becoming a more important part of the current broadcasting mix. While able to cover, on average, only between five and twenty miles with their signals, community television stations have been able to expand greatly their coverage by having their signals included in local and regional cable systems. Entry into the community television industry requires substantially less capital than entry into the high-power television industry.
 There are currently approximately 1,700 community television stations licensed by the FCC, with approximately the same number of applications for new licenses now pending with the FCC. Community television stations may be either affiliated with one of the national networks (ABC, NBC, CBS, FOX, UPN or WB) or may be independent. The Company does not anticipate that its community television station will become a network affiliate.



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



Lacking a national network affiliation, independent community television stations, in general, depend heavily on independent third patties for programming. Programs obtained from independent sources consist primarily of syndicated television shows, many of which have been shown previously on a network, and syndicated feature films, which were either made for network television or have been exhibited previously in motion picture theaters (most of which films have been previously on network and cable television). Syndicated programs are sold to individual stations to be broadcast one or more times. Independent television stations generally have large numbers of syndication contracts; each contract is a license for a particular series or program that usually prohibits licensing the same programming to other television stations in the same market. A single syndication source may provide a number of different series or programs.



Licenses for syndicated programs are often offered for cash sale or on a barter or cash-plus-barter basis to stations. In the case of a cash sale, the station purchases the right to broadcast the program or a series of programs, and sells advertising time during the broadcast. The cash price of such programming varies, depending on the perceived desirability of the program and whether it comes with commercials that must be broadcast (a cash-plus-barter basis). Bartered programming is offered to stations without charge, but comes with a greater number of commercials that must be broadcast, and, therefore, with less time available for sale by the station. Recently, the amount of bartered and cash-plus-barter programming broadcast industry-wide has increased substantially.



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



The Company is engaged as a joint venturer with Academy Concepts of Baltimore, Maryland, in a project known as the Parent Academy Network (the "Parent Academy"). The program is designed to raise the educational level of low income children in Baltimore, as well as other metropolitan areas. The program provides interactive teaching materials to member schools, based upon a video and computer platform, utilizing educational materials, certain of which are, or will be, produced by WINQ-TV. The Company is the exclusive provider of computer hardware and technical support to the Parent Academy. The Parent Academy attempts to bring parents, teachers and students together in an educational partnership, all with a view to increasing student attendance and parental involvement, as well as reducing delinquency and crime in participating schools and their respective communities. The Company is the exclusive provider of technical assistance and acts as consultant to the Parent Academy. The Company's joint venture partner has expressed its intention to attempt to expand, with the Company's assistance, the Parent Academy concept to a network of 2,500 schools in major U.S. cities over the next five years. There is no assurance that such expansion of the Parent Academy concept will occur. It is the Company's intention to utilize its Internet Video Streaming techniques to enhance the current educational program of the Parent Academy. The Internet, or World Wide Web, is, from the participants' standpoint, largely unregulated. The Company expects no material regulation to affect its business activities on the Internet. However, governments can impose burdensome regulations at any time and without notice.



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



The Internet is a "work in progress'. Each day, innumerable businesses and individuals construct an Internet site, or home page, to which they attempt to attract Internet users, or "surfers". The rapid increase in the number of Internet sites to which users can be drawn reduces the likelihood that an Internet site of any variety will be visited by Internet users. The Company believes that its position as the first real time television broadcast on the Internet, through the use of an Internet Video Streaming technology, will, at first as a novelty, attract a substantial number of Internet users, which will support the sale of advertising by each of the Internet Video Streaming joint ventures, if any. There is no assurance that the Company will be able to attract Internet users to its Video Streaming sites and, therefore, that any advertising sales revenue will be realized.



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



The Parent Academy competes for public and private sector funding with which to operate and, if possible, expand. The competition among entities similar to the Parent Academy for such funding is intense, There is no assurance that the Parent Academy will be able to attract funding for its continuing operations or any planned expansion.

The Company employs three persons, all of whom are officers of the Company. Currently, the Company contracts with outside parties for all services required to be performed by the Company. The Company does not expect to add more than five employees during the remainder of 1997, and, without additional funding, the Company cannot be expected to add any additional employees.



References to the "Company" include, WINQ-TV, DTI and the Parent
Academy, unless the context indicates otherwise.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



A. Principles of Consolidation



Definition consolidates its wholly-owned subsidiary, Interactive
Systems Inc., and all significant intercompany transactions and balances have been eliminated in consolidation. The equity method of accounting is used for joint ventures. (Note 8)



B. Accounting Method



The Company's financial statements are prepared using the accrual method of accounting.



C. Cash and Cash Equivalents



The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.



D.  Accounts Receivable and Allowance for Doubtful Accounts



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



Through periodic charges to expense, the Company maintains an
allowance for losses expected    to arise from uncollectible
accounts and contracts receivable.  Such allowance balance is maintained based on the Company's past experience of
actual net uncollectible account losses       (accounts
identified and charged off) and the periodic evaluations of
individual accounts.  As        individual customer accounts
become doubtful as to collections, the balances are charged to
the    allowance for uncollectible accounts.







NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



E. Revenue Recognition



Deferred gains and/or revenues represent amounts due the Company
for sales of goods and 	services, and related interest thereon,
for which the ultimate realization is uncertain.  Deferred
	gains are also provided as an allowance to investment
securities received in exchange for goods    and services where
the ultimate profit realization is contingent upon future events
which may or   may not occur.  Ultimate realization of deferred
gains from these transactions will be recognized at such time as realization is reasonable certain. In connection with
advertising credits sold in      prior years, revenue will be
recognized when payment is reasonably assured and noncancelable contracts are executed between the respective broadcast station and the advertiser.



F. Long-Lived Assets



In March 1995, the Financial Accounting Standards Board (FASB)
issued Statement No. 121, 	"Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be
Disposed Of," which requires impairment losses to be recorded on
long-lived assets used in          operation when indicators of
impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.



Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. No material effect on the financial statements resulted from the adoption of this standard.



G. Property and Equipment

The cost of property, plant and equipment is depreciated over
the useful lives of the related           assets. Estimated
lives of assets are as follows:



	Computer, production and broadcast equipment		5-7 years

	Buildings
                          39  years

	Building improvements					  7  years



Expenditures for repairs and maintenance are charged to the expense as incurred.



H. Television Production Costs



The Company amortizes television production costs and the
related broadcast rights and 		development costs using the
anticipated revenue stream on each show over the contracted
       number of shows to be produced.  In the event that a show
or production concept is determined    to not be economically
feasible, all related capitalized costs are charged against operations at that time.

I. Deferred Advertising and Broadcast Airtime Credits



The Company had acquired advertising and broadcast airtime
credits from various affiliates and 	non affiliates.  In prior
years, approximately $2,750,000 (face value) in deferred
advertising          credits were acquired from non affiliates
in exchange for restricted, unregistered common stock    of the
Company. These credits were recorded at a discounted value of approximately $1,575,000 to allow for estimated nonspecific contingencies.



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



J.  License Agreement



The license agreement (Note 7) is being amortized over the ten year life of the agreement using the straight-line method. Amortization expense related to the agreement for the years ended

December  31, 1996, and 1995 was $0.



K. Earnings (Loss) Per Share



The computations of income or loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. The Company's

Preferred Stock is convertible at the rate of three (3) shares of common stock for each share of preferred stock. Therefore, primary weighted average of common stock includes the conversion to common stock as if it was converted at the beginning of the year.



L. Income Taxes

The Company has adopted the provisions of Statement of Financial
Accounting Standards No.

109 "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes rather than the deferred method previously used, effective January 1, 1993. No material effect on the financial statements resulted from the adoption of this standard.



M.  Use of Estimates



Management uses estimates and assumptions in preparing financial statements in conformity with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may vary from the estimates that were assumed in preparing the financial statements.

N.  Pending Accounting Pronouncements



It is anticipated that current accounting pronouncements will not have an adverse impact on the financial statements of the Company.



O.  Financial Statement Presentation



Due to the change in classification of some accounts, the financial statements may be presented slightly differently than in the previous year.



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



NOTE 4 - DEFERRED ADVERTISING CREDITS



In the second quarter of 1994, Hollywood Broadcasting, Inc. (a FCMI affiliate) filed a lawsuit against UPM, NAPI and the original sellers of the television broadcast rights (Note 1) challenging the ownership and transference of the properties as it relates to FCMI's bankruptcy filing. The Presiding Court has issued an injunction against UPM and NAPI whereby all revenues, etc. related to the properties in question are to be held in an escrow account maintained by Hollywood Broadcasting, Inc., and may not be utilized or distributed to any party until completion of the pending litigation. Effective June 1, 1994, the acquisition transaction was rescinded and the related television properties were returned to the sellers. The Company recognized a loss of approximately $250,000 on the recision transaction.



The Company has acquired deferred advertising credits, primarily in exchange for common stock, from unrelated parties aggregating $1,575,000. The advertising credits were recorded at net realizable value, based upon the seller's published rate cards at the date of acquisition or the historical founder's cost as it relates to related party transactions. The balance was written off as of December 31, 1996 in connection with the discontinued operations of ISI. (Notes 1 and 12)



Approximately $2,000,000 of credits were sold to a publicly held corporation during 1992, for 590,000 shares of the purchaser's stock or $156,000, which approximated 50% of the purchasing company's bid price on the transaction date with a corresponding cost basis in the deferred advertising credits or approximately $0. The gain from the sale of the advertising credits was recognized during 1994, upon the expiration of the related advertising credits.



NOTE 5 - BROADCAST AIRTIME CREDITS



On December 1, 1994, the Company acquired 18 of the available 24 hours of daily broadcast airtime transmitted by a television station controlled by a shareholder of the Company for a ten year period. The Company executed a convertible note of $3,500,000 payable to the selling television station in consideration for the transaction. The note was for a term of five (5) years and bore interest at 8.0% per annum. Approximately $3,250,000 and accrued but unpaid interest (aggregating $3,269,616) was converted into 79,825 shares of Series A Preferred Stock and 243,750 post-split unregistered, restricted shares of Common Stock, per the terms of the note agreement, on December 30, 1994. In 1995, the Company acquired the remaining 6 of the available 24 hours of daily broadcast airtime for a fifteen year period. (Note 12)



During the quarter ended September 30, 1995, the Company sold 15 of the 24 hours to an unrelated third party for $120,000 cash and a contractual obligation payable in the amount of $4,000,000 payable quarterly over a 5 year period in quarterly installments. The profit has been deferred, reported net against the receivable, and will be recognized over the life of the contract. Due to the fixed term of the agreement, the credits are amortized pro-rata over the term of the contract using the straight-line method. Utilized airtime, either used directly by the Company or sold to third parties, is amortized as a component of cost of revenue.



NOTE 6 - NOTES RECEIVABLE



On January 16, 1995, the Company entered into a sales agreement with an unrelated third party to sell 100% of its inventory and restaurant equipment, reacquired on December 13, 1994, as a result of a breach of contract on a previous sale transaction, and 112 one-half hour segments of broadcast airtime for barter trade credits having a face value of $258,000. The transaction was recorded at $233,000, representing the Company's founders cost in the inventory and equipment (approximately $57,000), the broadcast airtime value (approximately $3,000) and the unamortized cost of a license agreement (approximately $173,000) (Note 7).



In December 1995, the barter trade credits were exchanged for a note receivable in the amount of

$210,000. The note bears interest at 8% and is payable in three installments of $70,000 with final payment due December 31, 1996. The note is secured by the stone grills and related accessories.

During 1996, the note and related interest were written off by the Company.



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



In January 1995, concurrent with the Company's sale of inventory and restaurant equipment, the unamortized amount, approximately $173,000, was recast as a component of the consideration received in the transaction. (Note 6)



NOTE 8 - INVESTMENTS IN JOINT VENTURES AND OTHER COMPANIES



Investments in other companies consist of the following at December 31, 1996 and 1995:




                                          1996
 1995

























All of the above securities are of companies which are publicly owned and traded. These shares were obtained during 1992, subject to Rule 144 of the Securities and Exchange Commission, which severely restricts the public trading of these shares. As of December 31, 1994, the appropriate holding periods restricting the sale of these securities had expired. (Note 1)



Investment in the joint venture, The Parent Academy Network, consists of the amounts contributed by the Company to the formation and operations of this joint venture through December
31, 1995.



For federal 	Number of  Shares	    Cost Basis	 Cost Basis

Teleconics, Inc.	590,000	$      156,350       	$      156,350


Classic Video Theatre, Inc.	10,000	50,000 	50,000

Future Communications, Inc.	27,010	     207,608 	     207,608

		413,958 	413,958

Permanent Impairment of Carrying Value		(413,958)	(413,758)

Carrying Value, Which Approximates Fair      Market Value		 0
200

The Parent Academy Network		            0 	330,402



Total		$                0	$      330,602

income tax purposes, one-third (33%) of the joint venture taxable income (loss) are included in the Company consolidated financial statements.











NOTE 9 - INCOME TAXES



Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes".

The following is a reconciliation between financial income and income reported for federal tax purposes at December 31, 1996 and 1995.





























	1996	1995

Financial Income or Loss Before Taxes	 $  (6,685,608)	$
1,227,228

Book Bad Debt Expense in Excess of Tax   Bad Debt Expense Due to
the Specific       Write-Off of Accounts for Tax Purposes    and
the Reserve Method for Financial        Reporting
  28,000

Other Differences	                        	                 221

		       1,255,509

Net Operating Losses Utilized		(       770, 574)

Federal Taxable Income or (Loss)	$   (6,685,608)	$       484,935



A reconciliation between the federal statutory income tax rate to the Company's effective tax rate is shown below:



Statutory tax rate	35.0%

Net operating losses utilized	(21.0%)

Effective Tax Rate	14.0%



NOTE 10 - MORTGAGE PAYABLE



On January 29, 1995, ISI purchased an office condominium located
in Lake Park, Florida, for 	$105,000. The consideration given
was approximately $21,000 cash and a note payable to a
	financial institution for $84,000. The note is payable in
monthly installments of approximately 	$867, including interest
at an initial rate of 11%. The interest rate is adjustable on
March 1, 	2000 and is calculated using the Average Weekly Yield
of United States Treasury Securities adjusted to a constant
maturity of one year plus 3.5%. The minimum interest rate for
the life of 	the loan will be 11% and the maximum interest rate
for the life of the loan will be 17.0%.



Additionally, the lender has a call option during a 30-day period commencing on the tenth anniversary of the loan whereby the entire unpaid balance can be called as due and payable within 90 days of the date that the lender exercises the call option. The loan is secured by the office condominium and the guarantee of Definition.

Future maturities of mortgages payable are as follows:



	Year Ending December 31,
1996                   1995

	     	1996
$                          $    1,330

                      1997
                   1,484                   1,484

		1998
1,655                   1,655

     	            1999
                1,847                   1,847

		2000
2,061                   2,061

		2001
2,299                   2,299

		Thereafter
72,418                 72,431

                      Total
               $ 81,764             $  83,107



NOTE 11 - EQUITY SECURITY TRANSACTIONS



Reverse Split - In December 1994, pursuant to actions approved at a Shareholder's meeting, Definition approved a one-for-25 reverse stock split, effective March 31, 1995. All outstanding shares and per share amounts shown in the accompanying financial statements reflect the effects of this reverse stock split.



Preferred Stock - On December 17, 1994, the Company's Board of Directors allocated 500,000 shares from its authorized Preferred Stock to establish Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock has a liquidation value of $10.00 per share and is convertible at any time after the date of issuance at the option of the Holder. The Preferred shares are convertible to three (3) shares of the Company's common stock.



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



On August 18, 1994, the Company acquired certain cable, radio and television broadcast equipment from WAQ-TV 19, Inc., a company controlled by a shareholder of the Company, for a convertible note payable of $750,000. The note was for a term of five (5) years and bore interest at 8% per annum. The note and accrued but unpaid interest (aggregating $757,397) was converted into 197,360 shares of Series A Preferred Stock and 93,750 post-split unregistered, restricted shares of common stock, per the terms of the note agreement, on October 3, 1994.



On December 1, 1994, the company acquired certain production studio equipment and leasehold improvements from an unrelated third party for a convertible note payable of $250,000. The note was for a term of five (5) years and bore interest at 8% per annum. The note and accrued but unpaid interest (aggregating $251,589) was converted into 7,018 shares of Series A Preferred Stock and 12,500 post-split unregistered, restricted shares of common stock, per the terms of the note agreement, on December 30, 1994.



On December 1, 1994, the Company acquired certain films, movies, selected short subjects, computer equipment, cable TV and other broadcast equipment, facilities and related assets (exclusive of the FCC broadcast license) from Royal Lane Studios, Inc., a company controlled by a stockholder of the Company, for a convertible note of $650,000 (which approximates the seller's founders cost and estimated fair market value). The note was for a term of five (5) years and bore interest at 8.0% per annum.
The note and accrued but unpaid interest (aggregating	$653,916)
was converted into 18,246 shares of Series A Preferred Stock and 32,500 post-split unregistered, restricted shares of common stock, per the terms of the note agreement, on December 30, 1994.



Additionally, on December 1, 1994, the Company acquired approximately 24 of the available 24 hours of daily broadcast airtime transmitted under the FCC broadcast license mentioned in the preceding paragraph for an unspecified future period to be subsequently negotiated from WAQ-TV 19, Inc., a company controlled by a stockholder of the Company, for a convertible note of $3,500,000. The note was for a term of five (5) years and bore interest at 8.0% per annum. Approximately $3,250,000 and accrued but unpaid interest, (aggregating $3,269,616) was converted into 79,825 shares of Series A Preferred Stock and 243,750 post-split unregistered, restricted shares of common stock, per the terms of the note agreement, on December 30, 1994.



NOTE 12 - RELATED PARTY TRANSACTIONS



In August and December 1994, the Company acquired certain broadcast assets and airtime from companies controlled by a shareholder of the Company. The transactions are more fully discussed in Note 10.



Accounts Payable - affiliates includes noninterest bearing, demand advances made to the Company or expenses paid on behalf of the Company by individuals and other companies affiliated with the Company and/or its shareholders, including related family members. The payable amounts are $0 and $641,879 at December 31, 1996 and 1995, respectively.



In 1995, as a result of the acquisition of broadcast airtime from WINQ-TV 19, a company

(broadcast station) controlled by a shareholder of the Company (Note 11), the Company uses the broadcast station as an agent for the sale of the purchased airtime. The broadcast station also acts as the collection agent for the Company and is paid a commission of 15% of gross sales generated by the broadcast station. Additionally, the Company pays certain operating expenses on behalf of the broadcast station. The financial statements include revenue from WINQ-TV 19 of $24,995 and $13,689 in 1996 and revenues of $303,315 and cost of sales of $366,000 in 1995.



The Company had acquired $1,575,000 in deferred advertising credits from an unrelated third party for common stock. In an unrelated matter to the Company, a stockholder/consultant to the Company acquired these shares of stock in a civil lawsuit. As this third party was not performing under the terms of the agreement, it was negotiated with the stockholder/consultant to either transfer the stock back to the Company or provide the equivalent in airtime. As a result, the Company received an additional six (6) hours of airtime from WINQ-TV 19 for a period of fifteen years. This transaction provided the Company with the entire 24 hours of airtime of WINQ-TV 19. Accordingly, all advertising revenues are now paid to the Company and the commission agreement mentioned earlier is no longer valid.



The Company pays CHM Satellite Inc., a company sharing common management with the Company, for consulting and professional services. At December 31, 1996, the Company paid no fees nor collected any revenues, however, at December 31, 1995, the Company paid this affiliate approximately $103,215 for consulting and professional fees and also recognized revenues in the amount of $32,000 from this affiliate at December 31, 1995.



The Company utilizes the video production services of Royal Lane Studios, Inc., a company controlled by a shareholder of the Company. At December 31, 1996, the Company paid $657,434 for services, prior to the discontinuance of operations. At December 31, 1995, the Company paid or accrued approximately $493,390 for video production services as a component of cost of sales.
Also, the Company paid this affiliate $34,000 in consulting fees for the year ended December 31, 1995.



During the periods ended December 31, 1996 and 1995, the Company has paid or accrued approximately $535,375 and $40,110 for legal, accounting and consulting services to three individuals who are either direct shareholders of the Company or affiliated with corporate shareholders of the Company.



NOTE 13 - COMMITMENTS AND CONTINGENCIES



In August 1994, the Company entered into an agreement with an unrelated third party corporation to provide investment banking and financial consulting services. The agreement requires monthly fees of approximately $3,500, which is deferred until such time that capital is raised for the Company as a direct result of the agreement, payment of all direct out-of-pocket expenses and the payment of a separately negotiated "success" fee upon the consummation of a transaction introduced by the consultant. Further, the agreement grants the consultant a five-year option to acquire 4,000,000 (160,000 post-split) shares of the Company's common stock at a price of $.02 per share. The shares will have a one-time registration right at the Company's expense and will have "piggyback" rights in the event of any other registration of Company securities. This agreement was terminated in 1995.



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



NOTE 14 - DISCONTINUED OPERATIONS



On December 20, 1996, the Company discontinued the operations of its subsidiary, Interactive Systems, Inc., which produced and sold infomercial and commercial demonstration videos for unrelated third party corporate customers. Other subsidiaries and divisions continue to produce and sell these products. The discontinuation resulted in a loss of $ 4,439,534.



Following is a summary of net assets and results of operations of Interactive Systems, Inc., as of December 31, 1996



                                 Assets
$               0

                                 Total Assets

                                 Other Liabilities
                 641,879

                                 Net Assets		 $  (641,879)



                                  Sales			 $      41,821

                                  Costs and Expenses
                     5,966,048

                                  Net Loss
                       $ (6,007,869)