Form 10KSB/A
period 1997-12-31
DEFINITION LTD
filed 1998-10-06
CIK 854877

DEFINITION, LTD.

                        ANNUAL REPORT ON FORM 10-KSB FOR THE

YEAR ENDED 12/31/97 - PAGE 1U.S. SECURITIES AND EXCHANGE

COMMISSION



Washington, D.C. 20549



Form 10-KSB



[ X ] Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the Fiscal



         Year Ended December 31, 1997



	[  ] Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition
     Period from               to              .









       Commission File No. 0-20598



		                           Definition, Ltd.

		                                                     (Name of
Small Business Issuer in its Charter)

         NEVADA



     75-2293489



 (State or other jurisdiction of


    (IRS Employer  incorporation organization)




Identification No.)

                      1334 South Killian Drive, Unit 4, Lake
Park, Florida 3340

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

$205,798.



The aggregate market value of the voting stock held by

non-affiliates computed based on the average of the closing bid and asked prices of such stock as of September 21, 1998, was approximately $1,207,329.



The number of shares outstanding of the issuer's common equity as of September 21, 1998, was 10,498,512 shares of common stock,

par value $.001.



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

The FCC, however, is favorably disposed to grant waivers of this rule for certain radio station, television station combinations in the top 25 television markets, in which there will be at

least 30 separately owned, operated and controlled broadcast licenses, and in certain other circumstances.







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







Community (Low Power) Television. Community television stations compete for advertising revenue in their respective markets,

primarily with other broadcast television stations and cable television channels, and compete with other advertising media,

as well.  Such competition is intense.  In addition, competition for programming and management personnel is severe.  The Company expects that WINQ-TV will continue to be able to operate

successfully in such an environment, although there is no

assurance that such will be the case.







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

Company.  During the 1998, the Company hired approximately five employees and it does not expect to add
more than five employees

during the remainder of 1998.  Without additional funding, the

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

Such competition is intense.  In addition, competition for

programming and management personnel is severe.  Nevertheless,

the Company expects that WINQ-TV will continue to be able to operate successfully in such an environment, although there is no assurance that such will be the case.







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







The properties of the Company devoted to the Parent Academy

consist of computer hardware and software leased to various

units of the Baltimore, Maryland public school system.







Item 3. Legal Proceedings







The Company is not currently engaged in any legal proceeding,

nor, to the Company's knowledge, is any suit or other legal

action pending or threatened.







Item 4. Submission of Matters to Vote of Security Holders







No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended

December 31, 1997.







PART II







Item 5. Market for Common Equity and Related Stockholder Matters







Market Information







The Common Stock of the Company is traded on the OTC Electronic

Bulletin Board under the symbol "DFNL"'.  The range of high and low bid quotations for each quarterly period during the years ended December 31, 1996 and 1997, and the quarter ended March,

31, 1998 and June 30, 1998, as reported by the OTC Electronic

Bulletin Board, is set forth in the table below.















	Quarter Ended	High	Low







	March 31, 1996	5.125	3.125



	June 30, 1996	3.75	2.625



	September 30, 1996	2.625	.625



	December 31, 1996	.75	.3125

	March 31, 1997	.50	.3125



	June 30, 1997	.10	.11



	September 30, 1997	.25	.31



	December 31, 1997	.28	.31







	March 31, 1998	.38	.41



	June 30, 1998	.26	.29







On September 21, 1998, the last reported bid and asked prices for the Company's Common Stock, as reported by the OTC

Electronic Bulletin Board, were $.11 and $.12 per share,

respectively.  Such quotations reflect inter-dealer prices,

without retail markup, retail markdown or commission, and may not represent actual transactions.







Holders







The approximate number of record holders of the Company's Common

Stock as of September 21, 1998 was 1,200.







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







Item 6. Management's Discussion and Analysis of Financial

Condition and Results of Operations







(1) Results of Operations







The Company continues to operate its TV Station with revenues for 1997 of $205,798 compared with revenues in 1996 of $24,995,

an  increase of  $180,803 or 723%.  The increase was the result of applied extensive research and development during 1996.







Also, the Company's General and Administrative costs increased from $27,437 in 1996 to $230,930 in 1997, an increase of

$203,493, or 742%.  The increase was due principally to an

increase in rent expense $37,288 and a write-off of

uncollectible accounts receivables of $82,071.  The remainder of the increase represents reclassifications of expenses to general and administrative expenses in 1997 from research and

development in 1996.  Consulting and other professional fees decreased from $596,148 in 1996 to $360,725, a decrease of

$235,423, or 40%. The decrease was the result of the Company's attempt to inquire into the possible acquisition or merger with other similar businesses. Research and development expenses

decreased from $773,300 in 1996 to $0 in 1997.  The decrease was the result of the Company's shift from research and development to operations.







(2) Liquidity







At December 31, 1997, the Company had a negative working capital of $40,685, as compared to a positive working capital at

December 31, 1996 of $44,683. The decrease is related to the decrease in accounts
receivable as a result of the discontinued

operations of ISI.  Management intends to seek additional

funding from private or public equity investments to meet the increased working capital needs in the next 12 months.







Item 7. Financial Statements







Consolidated Financial Statements for the years ended December

31, 1997 and 1996.       F-1 to F-17











Item 8. Changes In and Disagreements With Accountants on

Accounting and Financial Disclosure







None.



PART III







Item 9. Directors, Executive Officers, Promoters and Control

Persons; Compliance with Section 16(a) of the Exchange Act







Directors and Executive Officers







The following table sets forth the names of the current officers and directors of the Company.







	Name		Age	Position







		       Charles Kiefner(1)	          59

President, CEO and Secretary







	Elmer J. Jones	(2)                       72		Vice-President,

Treasurer







No family relationships exist among the officers and directors of the Company.



	_____________________



	(1)  Has served in this capacity since August 14, 1997



	(2) Has served in this capacity since April 15, 1998







Compensation of Directors







During the fiscal year ended December 31, 1997, the Company had no standard or other arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments.







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







Item 10. Executive Compensation







No executive of the Company received compensation, in total

salary or bonus, exceeding $100,000 during each of the last

three fiscal years.







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







Option/SAR Grants in Last Fiscal Year







The Company did not grant any options to any person during the fiscal year ended December 31, 1997.  The Company has never

granted any stock appreciation rights ("SARs"), nor does it

expect to grant any SARs in the foreseeable future.







Item 11. Security Ownership of Certain Beneficial Owners and

Management







The following table sets forth certain information as of

September 21, 1998, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and (3) by all officers and directors of the Company, as a group.  On September

21, 1998, there were approximately 10,498,512 shares of Common

Stock issued and outstanding.







		Number of Shares



	Name and Address of	of Common Stock



	5% Beneficial Owners,	Beneficially Owned



	Officers and Directors	at September 21, 1998	Percent of





                          Class(1)



	Al Jones 	49,737	          *



	661 Old Town Road



	Port Jefferson, NY 11776



	________________







	All Officers and Directors



	as a Group (2 persons)                                49,737





		          _______________



	(1) Based on 10,498,512 shares outstanding.

Item 12.  Certain Relationships and Related Transactions



The Company has engaged in no transaction required to be

described herein.



Item 13. Exhibits



(a)(1) Financial Statements







    Independent Auditors' Report

                            F-1



    Consolidated Balance at December 31, 1997 and 1996

           F-2    F-3



    Consolidated Statement of Operations for the Years Ended



        December 31, 1997 and 1996

                           F-4    F-5



    Consolidated Statement of Stockholders' Equity



        for the Years Ended December 31, 1997 and 1996

              F-6    F-7



    Consolidated Statement of  Cash Flows for the Years Ended



         December 31, 1997 and 1996

                           F-8    F-9



     Notes to Financial Statements

                             F-10  F-17







SIGNATURES







In accordance with Section 13 or 15(d) of the Exchange Act, the

Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







DEFINITION, LTD.











By:



Charles Kiefner



President and



Chief Executive Officer







Dated ___________________







In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

C O N T E N T S



Independent Auditors' Report  . . . . . . . . . . . . . . . . .

 . . . . . . . . . . . . . . . .       F-1







Consolidated Balance Sheet at December 31, 1997 and 1996 . . . .

 . .  . . . .       F-2 F-3







Consolidated Statement of Operations For the Years Ended



          December 31, 1997 and 1996 . . . . . . . . . . . . . .

 . . . . . . . . . . . . . . . . . . .     F-4 F-5







Consolidated Statement of Changes in Stockholders' Equity



          For the Years Ended December 31, 1997 and 1996 . . . .

 . . . . . . . . . . . .      F-6 F-7







Consolidated Statement of Cash Flows For the Years Ended



          December 31, 1997 and 1996 . . . . . . . . . . . . . .

 . . . . . . . . . . . . . . . . . . .     F-8 F-9







Notes to the Financial Statements  . . . . . . . . . . . . . . .

 . . . . . . . . . . . . . . . . .    F-10 F-17







All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



















INDEPENDENT AUDITORS' REPORT







Board of Directors

Definition, Ltd. and Subsidiaries

Lake Park, Florida



We have audited the accompanying consolidated balance sheet of Definition, Ltd. (the Company), as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.



Clancy and Co., P.L.L.C.

Phoenix, Arizona

September 21, 1998









DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1997 AND 1996



	                                            ASSETS

	1997	        1996

Current Assets

  Cash and Cash Equivalents	$        1,990 	$      63,151

  Accounts Receivable, Net of Allowance for Doubtful Accounts of
       $0 and $25,000, at 1997 and 1996, Respectively 	 0

	73,600

  Accounts Receivable, Other	       0 	          5,626

Total Current Assets	1,990 	142,377



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment
      	261,398 	224,582

   Building and Improvements	  469,153 	   469,153

	3,716,087 	3,679,271

   Less Accumulated Depreciation
                     	(1,996,179)	(1,519,136)

Property and Equipment, Net	1,719,908 	2,160,135





Total  Assets	$ 1,721,898 	$ 2,302,512

		DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 1997 AND 1996

                                           LIABILITIES AND
STOCKHOLDERS'	EQUITY

	1997	        1996

Current Liabilities

   Mortgage Payable, Current Portion (Note 8)
         	$        1,655 	$        1,484

   Accounts Payable, Trade
                       	17,500 	 72,500

   Payroll Tax Liabilities
                             	23,700 	23,700

Total Current Liabilities
                           	42,855 	 97,684



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion (Note 8)	78,480 	80,280

   Notes Payable
                            	         0 	       27,000

Total Long-Term Liabilities	78,480 	      107,280



Total Liabilities	121,335 	      204,964



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;            Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 75,000,000 Shares;
     Issued and Outstanding, 7,773,512 Shares and 5,203,512
Shares         at December 31, 1997 and 1996  	  7,774
                           5,204

   Additional Paid In Capital	11,090,530 	 8,711,100

   Retained Earnings (Deficit)	(9,497,741)	 (6,618,756)

Total Stockholders' Equity	1,600,563 	   2,097,548



Total Liabilities and Stockholders' Equity	$ 1,721,898 	$
2,302,512

DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



		1997	        1996

Revenues	$     205,798 	$       24,995



Cost of Revenues	   9,471 	                  0



Gross Profit	196,327 	24,995



Operating Expenses

   General and Administrative	230,930 	27,437

   Consulting and Other Professional Fees	360,725 	596,148

   Research and Development	0 	773,300

   Depreciation and Amortization	  477,043 	       867,724

Total Operating Expenses
          	1,068,698 	2,264,609



Loss From Operations	(872,371)	(2,239,614)



Other Expense

   Write-Off, Investment in Joint Venture

	(2,000,000)	0

   Interest Expense	       (6,614)	(6,460)

Total Other Expense	(2,006,614)	(6,460)



Loss Before Income Taxes and Discontinued
Operations	(2,878,985)	  (2,246,074)



Provision for Income Taxes	              0 	               0



Loss From Continuing Operations

	(2,878,985)	(2,246,074)



Discontinued Operations

   Disposal of Segment of a Business	             0 	 (4,439,534)



Net Loss	$ (2,878,985)	$ (6,685,608)

DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996







	1997	        1996



Earnings Per Common Share and Common Stock         Equivalents:

Loss Per Weighted Average Share of  Common Stock

     Primary

        From Operations	$          (0.38)	$         (0.14)

        From Discontinued Operations	      0 	           (1.20)

     Total Primary Earnings Per Share	$          (0.38)	$
(1.34)



     Fully Diluted

        From Operations	$          (0.38)	$         (0.14)

        From Discontinued Operations	      0 	           (1.20)

     Total Fully Diluted Earnings Per Share	$          (0.38)	$
      (1.34)





Weighted Average Number of Common Shares Outstanding:



      Primary	7,601,011 	5,002,398



      Fully Diluted	7,601,011 	5,002,398

DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

	     Common    Shares	   Stock    Amount    	  Additional Paid
In Capital	                                   Retained Earnings
(Deficit)	                               Deferred Advertising
Credits	         Total

Balance, December 31, 1995	 4,891,842 	    4,892 	   9,650,422
      66,852 	  (1,753,122)	    7,969,044

Issuance of  Common Stock      For Consulting Services
Rendered, July 1, 1996	                       190,000
                         190
            534,185 			      534,375

Issuance of Common Stock       For Legal Services
 Rendered, December 22,        1996
             100,000
       100
                     900
                                        1,000

Private Placement September    30, 1996
21,670 	                        22
93,928 			                               93,950

Net Tax Effect of  Prior             Period Adjustment in
1995					                           184,787
184,787

Correction of Error in Prior       Period in Connection With
Discontinued Operations 			  (1,568,335)		  (1,568,335)	  0

Net Loss, Year Ended                December 31, 1996

              	                      (6,685,608)
   	   (6,685,608)

Balance, December 31, 1996 	5,203,512 	    5,204 	   8,711,100
(6,618,756)	              0 	    2,097,548

Issuance of Common Stock       For Consulting Services
Rendered, February 3,            1997	   640,000 	   640
255,360 			   256,000

Issuance of Common Stock       For Investment in Joint
Venture, February 3, 1997	  1,340,000 	  1,340 	  1,998,660
2,000,000

Issuance of Common Stock       For Services Rendered,
February 28, 1997	  40,000 	  40 	  15,960 			  16,000

Issuance of Common Stock       For Legal Services
 Rendered, June 3, 1997	  250,000 	  250 	  49,750 			  50,000

DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



	     Common    Shares	   Stock    Amount    	  Additional Paid
In Capital	                                   Retained Earnings
(Deficit)	                               Deferred Advertising
Credits	         Total

Issuance of Common Stock       For Legal Services
 Rendered, September 3,          1997	   300,000 	   300
59,700 			   60,000

Net Loss, Year Ended                December 31, 1997
      	           	                    	 (2,878,985)
 	 (2,878,985)

Balance, December 31, 1997	7,773,512 	$  7,774 	$ 11,090,530 	$
(9,497,741)	$                0 	$  1,600,563

DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996











			1997	   1996

Cash Flows from Operating Activities

   Net Loss	  	$ (2,878,985)	$(6,685,608)

   Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities

       Depreciation and Amortization		477,043 	1,001,074

       Common Stock Issued for Services		382,000 	535,375

       Loss on Disposal of Fixed Assets		0 	333,441

       Write-off, Investment/Loss From Joint Venture		2,000,000

	330,602

       Bad Debt Expense		46,600 	0

       Write-off of Assets		0 	1,876,430

   Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable          		0

	3,270,774

       (Increase) Decrease in Accounts Receivable, Other		5,626

	0

        Increase (Decrease) in Accounts Payable, Trade

		(55,000)	43,765

        Increase (Decrease) in Accounts
             Payable-Affiliates		 0 	 (641,879)

        Increase (Decrease) in Payroll Tax Liabilities
   0 	        23,700

   Total Adjustments		2,856,269 	   6,773,282

Net Cash Provided by Operating Activities

	(22,716)	         87,674



Cash Flows From Investing Activities

   Purchase of Property and Equipment

		(36,816)	 (321,580)

Net Cash flows Used in Investing Activities		(36,816)	 (321,580)



Cash Flows from Financing Activities

   Principal Payment on Mortgage Payable		(1,629)	(1,343)

   Proceeds (Repayments)  From Long Term Debt		0 	27,000

   Proceeds From the Issuance of Common Stock		           0
    93,950

Net Cash Provided by (Used in) Financing Activities		(  1,629)
    119,607



Decrease in Cash and Cash Equivalents

	(61,161)	(114,299)

Cash and Cash Equivalents at Beginning of Year		63,151
177,450

Cash and Cash Equivalents at End of Year	 	$         1,990 	$
   63,151

DEFINITION, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

		1997	   1996



Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$         6,614 	$         6,460

   Income taxes		$                0 	$                0



Supplemental Schedule of NonCash Investing and
Financing Activities:

Exchange of Non-Affiliated Broadcast Airtime Credits     for
Affiliated Broadcast Airtime Credits and
Cancellation in 1996		  $                0 	  $(1,568,335)

Issuance of Common Stock for Services Rendered		$     382,000 	$
    535,375

Exchange of Common Stock for Investment in Joint         Venture

		 $  2,000,000 	 $                0

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 1 - ORGANIZATION



Definition, Ltd. (the "Company") was incorporated in 1989 under the name "Stone Grill International, Inc.", under the laws of the State of Nevada. The authorized capital stock of the Corporation consists of 50,000,000 shares of Common Stock, $0.001 par value per share and 5,000,000 shares of Preferred Stock, $0.01 par value per share. Until 1994, the Company undertook the development of a restaurant concept involving table-side cooking on preheated rocks, and the franchising of such restaurants. This line of endeavor was abandoned in late 1994, and the Company commenced acquisition of assets and searching for business opportunities in the interactive media and communications fields. During this period, the Company acquired programming, a broadcast film library, computers, video, studio, broadcast and cable equipment, as well as prepaid airtime for television programming and advertising. The Company developed its current plan of business in late 1994 and changed its name to its current name in January 1995. Effective March 31, 1995, the Company reversed split on a 25-for-1 basis, such that for every twenty five (25) shares of common stock outstanding, there remained one (1) share of common stock outstanding. The authorized number of shares of common stock did not change.



The Company currently engages in commerce through enhanced communications. The Company intends to become a leader in all phases of high technology communications media, television, wireless telephone/fax/Internet service, television advertising, computer hardware and software, and travel services. There is, of course, no assurance that the Company will be successful in its business.



In August 1993, the Company created a new wholly-owned subsidiary, Interactive Systems, Inc., (ISI) (a Nevada
Corporation) which porduced and sold informercial and commercial demonstration videos for unrelated third party corporate customers. Other subsidiaries and divisions continue to produce and sell these products. In December 1996, the Company discontinued the operations of this subsidiary. See Note 11.



The Company, through its subsidiary, Definition Technologies, Inc., (DTI) a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ Channel 19. WINQ-TV also operates as a traditional television station, deriving revenues through sales of advertising time.



Through the Company's wholly-owned subsidiary ISI, the Company entered into a joint venture in February 1995 with Academy Concepts of Baltimore, Maryland, in a project known as the Parent Academy Network (the "Parent Academy"). The Parent Academy provides interactive teaching materials to member schools, based upon a video and computer platform, utilizing educational materials, certain of which are, or will be, produced by WINQ-TV. The Company is the exclusive provider of computer hardware and technical support to the Parent Academy.



The Company employs three persons, all of whom are officers of the Company. Currently, the Company contracts with outside parties for all services required to be

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE I - ORGANIZATION (CONTINUED)



performed by the Company. In 1998, the Company has hired approximatley ten employees.



References to the "Company" include, WINQ-TV, DTI and the Parent
Academy, unless the context indicates otherwise.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



A. Principles of Consolidation



Definition consolidates its wholly-owned subsidiaries,
Definition Technologies, Inc. And Interactive Systems Inc. All significant intercompany transactions and balances have been eliminated in consolidation. The purchase method of accounting is used for joint ventures. (Note 6)



B. Accounting Method



The Company's financial statements are prepared using the accrual method of accounting.



C. Cash and Cash Equivalents



The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash and cash equivalents.



D.  Accounts Receivable and Allowance for Doubtful Accounts



In the normal course of business, the Company sells the production of infomercials, commercial demonstration videos and mixed media titles from the Company's programming library to unrelated third party customers located primarily in the United

States on unsecured credit terms with extended payment terms up to twelve months. All associated revenues have been recognized currently.



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

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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



Depreciation expense charged to operations for 1997 and 1996 was $477,043 and $636,699, respectively.



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



I. Deferred Advertising and Broadcast Airtime Credits

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



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



K. Income Taxes



The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires the asset and liability method of accounting for income taxes rather than the deferred method previously used, effective January 1, 1993. No material effect on the financial statements resulted from the adoption of this standard.



L.  Use of Estimates



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



M.  Pending Accounting Pronouncements



It is anticipated that current accounting pronouncements will not have an adverse impact on the financial statements of the Company.

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



N.  Financial Statement Presentation



Due to the change in classification of some accounts, the financial statements may be presented slightly different than in the previous year.



NOTE 3 - DEFERRED ADVERTISING CREDITS



The Company has acquired deferred advertising credits, primarily in exchange for common stock, from unrelated parties aggregating $1,575,000. The advertising credits were recorded at net realizable value, based upon the seller's published rate cards at the date of acquisition or the historical founder's cost as it relates to related party transactions. The balance was written off as of December 31, 1996 in connection with the discontinued operations of ISI. (Notes 1 and 11)



NOTE 4 - NOTES RECEIVABLE



On January 16, 1995, the Company entered into a sales agreement with an unrelated third party to sell 100% of its inventory and restaurant equipment, reacquired on December 13, 1994, as a result of a breach of contract on a previous sale transaction, and 112 one-half hour segments of broadcast airtime for barter trade credits having a face value of $258,000. The transaction was recorded at $233,000, representing the Company's founders cost in the inventory and equipment (approximately $57,000), the broadcast airtime value (approximately $3,000) and the unamortized cost of a license agreement (approximately $173,000) (Note 5).



In December 1995, the barter trade credits were exchanged for a note receivable in the amount of $210,000. The note bears interest at 8% and is payable in three installments of $70,000 with final payment due December 31, 1996. The note is secured by the stone grills and related accessories.



During 1996, the note and related interest were written off by the Company.



NOTE 5 - LICENSE AGREEMENT



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

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 5 - LICENSE AGREEMENT (CONTINUED)



In January 1995, concurrent with the Company's sale of inventory and restaurant equipment, the unamortized amount, approximately
$173,000, was recast as a component of the consideration received in the transaction. (Note 4)



NOTE 6 - INVESTMENTS IN JOINT VENTURES



Investment in the joint venture, The Parent Academy Network, consists of the amounts contributed by the Company to the formation and operations of this joint venture through December
31, 1995.



On February 3, 1997, the Company issued 1,340,000 shares of common stock for a total value of $2,000,000 in exchange for an
investment in a joint venture.   The contract, dated December
31, 1996, was for the acquisition of a 49% interest in World
WideR Internet

Business Centres, J.V.   The Company exchanged 1,340,000 shares
of the $0.001 par value common stock valued at $2,000,000. The joint venture was formed to develop,

establish and operate twenty-six, or more, business operations to be known as "World WideR Internet Business Centres". On December 31, 1997, the Company had abandoned its efforts with the joint venture and wrote off the investment of $2,000,000.



NOTE 7 - INCOME TAXES



Income taxes are accounted for in accordance with SFAS 109,
"Accounting for Income Taxes".   For the years ended December
31, 1997 and 1996, there were no differences between book and
tax loss.   The losses incurred of $2,878,985 and $6,685,608, at
December 31, 1997 and 1996, are available for carryforward and will expire in the years 2011 and 2012 if not utilized.



NOTE 8 - MORTGAGE PAYABLE



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



Additionally, the lender has a call option during a 30-day period commencing on the tenth anniversary of the loan whereby the entire unpaid balance can be called as due and payable within 90 days of the date that the lender exercises the call option. The loan is secured by the office condominium and the guarantee of the Company.

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 8 - MORTGAGE PAYABLE (CONTINUED)



Future maturities of mortgages payable are as follows:



Year Ending December 31,



1998                                       $   1,655

1999                                       $   1,847

2000                                       $   2,061

2001                                       $   2,299

2002 and thereafter                 $ 72,273



NOTE 9 - RELATED PARTY TRANSACTIONS



In 1995, as a result of the acquisition of broadcast airtime from WINQ-TV 19, a company (broadcast station) controlled by a shareholder of the Company, the Company uses the broadcast station as an agent for the sale of the purchased airtime. The broadcast station also acts as the collection agent for the Company and is paid a commission of 15% of gross sales generated by the broadcast station. Additionally, the Company pays certain operating expenses on behalf of the broadcast station. The financial statements include revenue from WINQ-TV 19 of $24,995 and $303,315 of revenues and costs, respectively, in 1996.



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



In October 1995, the Company entered into a three year agreement with an unrelated third party corporation to provide investment banking and financial consulting services. The

DEFINITION, LTD. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1997 AND 1996



NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)



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



NOTE 11 - DISCONTINUED OPERATIONS



On December 20, 1996, the Company discontinued the operations of its subsidiary, Interactive Systems, Inc., which produced and sold infomercial and commercial demonstration videos for unrelated third party corporate customers. Other subsidiaries and divisions continue to produce and sell these products. The discontinuation resulted in a loss of $ 4,439,534.



Following is a summary of net assets and results of operations of Interactive Systems, Inc., as of December 31, 1996:



		Total Assets		$                0



		Other Liabilities	       641,879

                        Net Assets		$    (641,879)



		Sales		$        41,821

		Costs and Expenses                     5,966,048

		Net Loss 		$  (5,924,227)