Form 10QSB
period 1998-03-31
DEFINITION LTD
filed 1998-12-01
CIK 854877

DEFINITION, LTD.

                                        QUARTERLY REPORT ON FORM
10-QSB FOR THE QUARTER  ENDED 3/31/98 - PAGE 1 U.S. SECURITIES
AND EXCHANGE COMMISSION

Washington, D.C. 20549



Form 10-QSB



	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
March 31, 1998



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

                                 (Address of principle executive
offices, including zip code)



           (561) 840-0556

                    (Issuer's telephone number, including area code)



Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class
                 Name of Exchange on Which Registered

None	                       None

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share

(Title of Class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ ] No [ X ]



The number of shares outstanding of the issuer's common equity as of November 15, 1998, was 21,998,580 shares of common stock, par value $.001.



Transitional Small Business Disclosure Format (check one): Yes [
 ] No [X]

DEFINITION, LTD.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1998



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



PART I



Item 1.  Financial Statements.





	                                            ASSETS

	March 31, 1998	December 31, 1997

Current Assets

  Cash and Cash Equivalents	$        4,015 	$        1,990

  Accounts Receivable, Other	2,000 	       0

Total Current Assets	6,015 	1,990



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment
        	270,346 	261,398

   Building and Improvements	  469,153 	  469,153

	3,725,035 	3,716,087

   Less Accumulated Depreciation
	(2,115,816)	(1,996,179)

Property and Equipment, Net	1,609,219 	1,719,908





Total  Assets	$ 1,615,234 	$ 1,721,898



































                                           LIABILITIES AND
STOCKHOLDERS'	EQUITY



	March 31, 1998	December 31, 1997

Current Liabilities

   Mortgage Payable, Current Portion
   	$        1,655 	$        1,655

   Accounts Payable, Trade
                         	32,235 	17,500

   Payroll Tax Liabilities
                               	23,700 	23,700

Total Current Liabilities
                             	57,590 	42,855



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion 	78,480 	78,480

   Due To Others	46,000 	         0

Total Long-Term Liabilities	124,480 	78,480



Total Liabilities	182,070 	121,335



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;            Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 75,000,000 Shares;
       Issued and Outstanding, 7,873,512 Shares and 7,773,512
Shares         at March 31, 1998 and December 31, 1997  	  7,794
	  7,774

   Additional Paid In Capital	11,110,510 	11,090,530

   Retained Earnings (Deficit)	(9,685,140)	(9,497,741)

Total Stockholders' Equity	1,433,164 	1,600,563



Total Liabilities and Stockholders' Equity	$ 1,615,234 	$
1,721,898

		Three Months Period Ended March 31, 1998	Three Months Period
Ended March 31, 1997    	 Year To Date March 31, 1998 	 Year To
Date March 31, 1997

Revenues	$       27,139 	$       29,602 	$       27,139 	$
29,602



Cost of Revenues	         0 	            0 	         0
    0



Gross Profit	27,139 	29,602 	27,139 	29,602



Operating Expenses

   General and Administrative	92,600 	33,049 	92,600 	33,049

   Consulting and Other Professional         Fees	 0 	 294,934
0 	 294,934

   Depreciation and Amortization	119,634 	201,407 	119,634
	201,407

Total Operating Expenses	212,234 	529,390 	212,234 	529,390



Operating Loss	(185,095)	(499,788)	(185,095)	(499,788)



Other Income (Expense)

   Gain on Sale of Assets          	0 	931,962 	0 	931,962

   Interest Expense	2,304 	           0 	2,304 	           0

Total Other Income (Expense)	(2,304)	931,962 	(2,304)	931,962



Income (Loss) Before Income Taxes	(187,399)	432,174
	(187,399)	432,174



Provision for Income Taxes	            0 	152,000 	            0
	152,000



Net Income (Loss) Available to Common Stockholders          	 $
 (187,399)	 $     280,174 	 $   (187,399)	 $     280,174



Income (Loss) Per Weighted           Average Share of  Common
Stock	 $         (0.02)	 $           0.05 	 $         (0.02)	 $
         0.05

Weighted Average Number of              Common Shares
Outstanding	 7,775,179 	 5,540,179 	 7,775,179 	 5,540,179

			For the Year to Date March 31, 1998	For the Year to Date
March 31, 1997

Cash Flows From Operating Activities

   Net Income (Loss)	  	$    (187,399)	$     280,174

   Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided by (Used in) Operating Activities

       Depreciation and Amortization		119,637 	201,407

       Common Stock Issued for Services		0 	256,000

       Gain on Disposal of Fixed Assets		0 	(931,962)

   Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable          		0
	(1,443)

       (Increase) Decrease in Accounts Receivable,
Other		(2,000)	0

        Increase (Decrease) in Accounts Payable, Trade
		14,735 	(1,332,476)

        Increase (Decrease) In Accrued Federal Income
    Taxes		           0 	    152,000

   Total Adjustments		132,372 	(1,656,474)

Net Cash Provided by (Used In) Operating Activities
	(55,027)	(1,376,300)



Cash Flows From Investing Activities

   Purchase of Property and Equipment
		(8,948)	0

   Proceeds From the Sale of Assets		         0 	1,350,000

Net Cash Flows Provided By (Used In) Investing
Activities		 (8,948)	 1,350,000



Cash Flows From Financing Activities

   Proceeds (Repayments)  From Long Term Debt		0 	(702)

   Proceeds From the Issuance of Common Stock		20,000 	0

   Advances From Others		46,000 	        0

Net Cash Provided by (Used in) Financing Activities		66,000
(702)





		For the Year to Date March 31, 1998	For the Year to Date March
31, 1997



Increase (Decrease) in Cash and Cash Equivalents	         	2,025
	(27,002)



Cash and Cash Equivalents at Beginning of Period		1,990 	63,151



Cash and Cash Equivalents at End of Period	 	$         4,015 	$
     36,149





Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$         2,303 	$         6,614

   Income taxes		$                0 	$                0



Supplemental Schedule of Noncash Investing and
Financing Activities:

   Issuance of Common Stock for Services		$                0 	$
   256,000

   Exchange of Common Stock for Investment in Joint
Venture		 $                0 	 $  2,000,000

Note 1.  Interim Consolidated Financial Statements.



In the opinion of management, the accompanying consolidated financial statements for the three months period ended March 31, 1998 and 1997, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of Definition, Ltd. and subsidiaries (the Company) and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances have been eliminated.



The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes thereto to be included in the Company's Annual Report on Form 10-KSB which was filed with the Securities and Exchange Commission for the year ended December 31, 1997. Certain reclassifications and adjustments may have been made to the financial statements for the comparative period of the prior fiscal year to conform with the present presentation. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year.













Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.



(1) Results of Operations



The Company continues to operate its TV Station with revenues for the three months ended March 31, 1998 (Current Period) of $27,139, compared to the three months ended March 31, 1997 (Prior Period) of $29,602, a decrease $2,463. There was no significant increase or decrease or any unusual items effecting revenues during either of these time periods.



The Company's General and Administrative costs increased from $33,049 for the prior period compared to $92,600 for the current period, for a net increase of $59,551, or 180%. The increase was due principally to an increase in salaries of $46,500, due to the addition of approximately seven employees. The remainder of the increase represents additional overhead incurred for the Company's general operating expenses, such as office supplies, postage, rent and utilities. Consulting and other professional fees decreased from $294,934 in the prior period to $0 in the current period, as a result of the Company's end to an attempt to inquire into the possible acquisition or merger with other similar businesses in 1997. Depreciation expense decreased from $201,407 in the prior period to $119,634 in the current period, for a net decrease of $81,773, or 41%. The Company experienced a net loss of $187,399 for the current period compared to net income of the prior period of $432,174. A majority of the Company's net income for the prior period is attributable to a gain realized (approximately $932,000) on the sale of one-half of the Company's Internet Video Streaming capacity in cancellation of trade accounts payable to one trade creditor in the amount of $1,350,000. As a result, the Company accrued income taxes of $152,000 in the prior period to cover the gain on the sale.



(2) Liquidity



The Company's liquidity position continues to be poor. Working capital continues to be negative. At March 31, 1998, the Company had a negative working capital of $51,575, as compared
to $40,865 at December 31, 1997.   The decrease is related to
the increase in accounts payable for the current period. Management anticipates revenues to increase and also intends to seek additional funding from private or public equity investments to meet the increased working capital needs in the next 12 months.



PART II



Item 1.  Legal Proceedings.



The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.



Item 2.  Changes in Securities.



During the three months ended March 31, 1998, the Company issued shares of its common stock as follows:



1.  20,000 shares for cash at $1.00 per share, or $20,000.



Item 3.  Defaults Upon Senior Securities.



None



Item 4.  Submission of Matters to Vote of Security Holders.



None



Item 5.  Other Information.



No events to report.



Item 6.  Exhibits and Reports on Form 8-K.



There are no exhibits to be included in this quarterly report on Form 10-QSB.



Reports on Form 8-K:  During the three months ended March 31,
1998, the Company filed, on or about March 17, 1998, a Current
Report on Form 8-K relating to its change in Registrant's
Certifying Accountant.



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