Form 10QSB
period 1998-06-30
DEFINITION LTD
filed 1998-12-01
CIK 854877

DEFINITION, LTD.



QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER  ENDED 6/30/98 -
PAGE 1



U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



Form 10-QSB



	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
June 30, 1998



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

DEFINITION, LTD.

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1998



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



PART I



Item 1.  Financial Statements.





	                                            ASSETS

	June 30, 1998	December 31, 1997

Current Assets

  Cash and Cash Equivalents	$              0 	$        1,990

  Accounts Receivable, Other	 2,000 	       0

Total Current Assets	2,000 	1,990



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment
        	293,379  	261,398

   Building and Improvements	  469,153 	  469,153

	3,748,068 	3,716,087

   Less Accumulated Depreciation
	(2,236,276)	(1,996,179)

Property and Equipment, Net	1,511,792 	1,719,908



Other Assets

   Prepaid Airtime	195,000 	              0



Total  Assets	$ 1,708,792 	$ 1,721,898































                                           LIABILITIES AND
STOCKHOLDERS'	EQUITY



	June 30, 1998	December 31, 1997

Current Liabilities

   Checks Issued In Excess of Cash	$       6,052 	$
 0

   Mortgage Payable, Current Portion
   	1,749 	        1,655

   Accounts Payable, Trade
                         	37,235 	17,500

   Payroll Tax Liabilities
                               	23,700 	23,700

Total Current Liabilities
                             	68,736 	42,855



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion 	77,726 	78,480

   Due To Others	100,729 	         0

Total Long-Term Liabilities	178,455 	78,480



Total Liabilities	247,191 	121,335



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;            Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 75,000,000 Shares;
       Issued and Outstanding, 9,348,580 Shares and 7,773,512
Shares         at June 30, 1998 and December 31, 1997  	  9,349
	  7,774

   Additional Paid In Capital	11,798,955 	11,090,530

   Retained Earnings (Deficit)	(10,346,703)	(9,497,741)

Total Stockholders' Equity	  1,461,601 	1,600,563



Total Liabilities and Stockholders' Equity	$ 1,708,792 	$
1,721,898

		 Three Months Period Ended June 30, 1998	 Three Months Period
Ended June 30, 1997	 Six Months Period  Ended June 30, 1998	 Six
Months Period Ended June 30, 1997

Revenues	$       17,662 	$       40,147 	$       44,801 	$
69,749



Cost of Revenues	  4,615 	         0 	   4,615 	         0



Gross Profit	13,047 	40,147 	40,186 	69,749



Operating Expenses

   General and Administrative	82,825 	20,073 	175,425 	51,518

   Consulting and Other                         Professional
Fees	 468,300 	 18,790 	 468,300 	 313,724

   Depreciation and Amortization	120,460 	201,407 	240,094
	402,814

Total Operating Expenses	671,585 	240,270 	883,819 	768,056



Operating Loss	(658,538)	(200,123)	(843,633)	(698,307)



Other Income (Expense)

   Gain on Sale of Assets          	0 	0 	0 	931,962

   Interest Expense	(3,023)	(1,575)	(5,327)	  (3,179)

Total Other Income (Expense)	(3,023)	(1,575)	(5,327)	928,783



Income (Loss) Before Income Taxes	 (661,561)	 (201,698)
(848,960)	 230,476



Provision (Benefit) For Income Taxes	             0 	 (79,000)
           0 	 73,000



Net Income (Loss) Available to Common Stockholders  	 $
(661,561)	 $   (122,698)	 $   (848,960)	 $     157,476

Income (Loss) Per Weighted           Average Share of Common
Stock	 $         (0.08)	 $         (0.02)	 $         (0.10)	 $
        0.03

Weighted Average Number of              Common Shares
Outstanding	 8,136,912 	 6,149,346 	 8,136,912 	 6,149,346

			For the Six  Months Period Ended June 30, 998	For the Six
Months Period Ended June 30, 1997

Cash Flows From Operating Activities

   Net Income (Loss)	  	$    (848,960)	$     157,476

   Adjustments to Reconcile Net Income (Loss) to Net
Cash Used In Operating Activities

       Depreciation and Amortization		240,094 	402,814

       Common Stock Issued for Services		465,000 	256,000

       Gain on Disposal of Fixed Assets		0 	(931,962)

   Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable
		(2,000)	2,611,534

        Increase (Decrease)in Checks Issued In Excess of
    Cash		 6,052 	 0

        Increase (Decrease) in Accounts Payable, Trade
		19,735 	   (2,919,322)

        Increase (Decrease) In Accrued Federal Income
    Taxes		            0 	    73,000

   Total Adjustments		728,881 	(507,936)

Net Cash Used In Operating Activities 	  	(120,079)	(350,460)



Cash Flows From Investing Activities

   Purchase of Property and Equipment
		(31,981)	1,350,000

   Investment in Joint Venture		           0 	(1,505,924)

Net Cash Flows Used In Investing Activities		(31,981)	(155,924)



Cash Flows From Financing Activities

   Proceeds (Repayments)  From Long Term Debt		(660)	16,067

   Proceeds From the Issuance of Common Stock		50,000 	450,000

   Advances From Others		100,730 	           0

Net Cash Provided By Financing Activities		150,070 	466,067









		For the Six Months Period Ended June 30, 1998	For the Six
Months Period Ended June 30, 1997

Increase (Decrease) in Cash and Cash Equivalents
	(1,990)	(40,317)



Cash and Cash Equivalents at Beginning of Period		   1,990
	63,151



Cash and Cash Equivalents at End of Period	 	$                0
	$       22,834





Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$         5,985 	$                0

   Income taxes		$                0 	$                0



Supplemental Schedule of Noncash Investing and
Financing Activities:

   Issuance of Common Stock for Services		$     465,000 	$
256,000

   Exchange of Common Stock for Investment in Joint
Venture		 $                0 	 $  2,000,000

   Exchange of Common Stock for Prepaid Airtime		$     195,000
	$                0

Note 1.  Interim Consolidated Financial Statements.



In the opinion of management, the accompanying consolidated financial statements for the three and six months period ended June 30, 1998 and 1997, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of Definition, Ltd. and subsidiaries (the Company) and include the accounts of the Company and all of its subsidiaries. All material intercompany transactions and balances have been eliminated.



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













Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.



(1) Results of Operations



Three Months Ended June 30, 1998 versus June 30, 1997:

The Company continues to operate its TV Station with revenues for the three months ended June 30, 1998 (Current Period) of $17,662, compared to the three months ended June 30, 1997 (Prior Period) of $40,147, a decrease $22,485, or 56%. There was no apparent reason for the decrease.



The Company's General and Administrative costs increased from $20,073 for the prior period compared to $82,825 for the current period, for a net increase of $62,752, or 312%. The increase was due principally to an increase in salaries of $47,700, due to the addition of approximately seven employees since the first of the year. The remainder of the increase represents additional overhead incurred for the Company's general operating expenses, such as office supplies, postage, rent and utilities. Consulting and other professional fees increased from $18,790 in the prior period to $468,300 in the current period, for a net increase of $449,510, or 2400%. The increase is primarily due to the issuance of 1,500,000 shares of common stock for consulting and legal services rendered at $0.35 per share, or $525,000, less the cancellation of 300,000 shares of common stock issued in 1997 for legal services rendered at $0.20 per
share, or ($60,000), for a total of $465,000.    Depreciation
expense decreased from $201,407 in the prior period to $120,460 in the current period, for a net decrease of $80,947, or 41%. The Company experienced a net loss of $661,561 for the current period compared to a net loss of the prior period of $201,698, or an increase of $459,863. The majority of the loss is attributable to the common stock issued for services rendered as discussed above.



Six Months Ended June 30, 1998 versus June 30, 1997

The Company continues to operate its TV Station with revenues for the six months ended June 30, 1998 (Current Period) of $44,801, compared to the six months ended June 30, 1997 (Prior Period) of $69,749, a decrease $24,948, or 36%. There was no apparent reason for the decrease.



The Company's General and Administrative costs increased from $51,518 for the prior period compared to $175,425 for the current period, for a net increase of $123,907, or 241%. The increase was due principally to an increase in salaries of $94,200, due to the addition of approximately seven employees since the first of the year. The remainder of the increase represents additional overhead incurred for the Company's general operating expenses, such as office supplies, postage, rent and utilities. Consulting and other professional fees increased from $313,724 in the prior period to $468,300 in the current period, for a net increase of $154,576, or 49%. The increase is primarily due to the issuance of 1,500,000 shares of common stock for consulting and legal services rendered at $0.35 per share, or $525,000, less the cancellation of 300,000 shares of common stock issued in 1997 for legal services rendered at $0.20 per share, or ($60,000), for a total of $465,000.
Consulting and professional fees of the prior period relate to the Company's attempt to inquire into the possible acquisition or merger with other similar businesses in 1997, an effort the
Company has primarily put an end to.   Depreciation expense
decreased from $402,814 in the prior period to $240,094 in the current period, for a net decrease of $162,720, or 40%. The Company experienced a net loss of $848,960 for the current period compared to a net income of the prior period of $157,476, or an decrease of $1,006,436. As discussed in the prior 10-QSB, the Company had been focusing on the development of the Video Streaming Technology, which was sold in the first quarter of 1997 resulting in a gain (approximately $932,000) which is the basis for the prior year net profits.



(2) Liquidity



The Company's liquidity position continues to be poor. Working capital continues to deteriorate. At June 30, 1998, the Company had a negative working capital of $61,736, as compared to
$40,865 at December 31, 1997.   The decrease is related to the
increase in accounts payable to cover general operating expenses. Cash flows has been impacted by the decrease in sales over the periods. Again, management anticipates revenues to increase and also intends to seek additional funding from private or public equity investments to meet the increased working capital needs in the next 12 months.



PART II



Item 1.  Legal Proceedings.



The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.



Item 2.  Changes in Securities.



During the three months ended June 30, 1998, the Company issued/canceled shares of its common stock as follows:



1. Canceled 300,000 shares for services rendered at $0.20 per share, or $60,000.

2.  Issued 1,500,000 shares for consulting and legal services
rendered at $0.35 per share, or 			$525,000.

3.  Issued 30,000 shares for cash at $1.00 per share, or $30,000.

4.  Issued 325,000 shares in exchange for prepaid airtime.

5.  Fractional share adjustment of 68 shares, no dollar value.



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