Form 10QSB
period 1997-09-30
DEFINITION LTD
filed 1998-12-04
CIK 854877

DEFINITION, LTD.
                      QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTER  ENDED 9/30/97 - PAGE 1U.S. SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549



Form 10-QSB



	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
September 30, 1997



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



















DEFINITION, LTD.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1997



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



PART I



Item 1.  Financial Statements.





	                                            ASSETS

	September 30, 1997	December 31, 1996

Current Assets

  Cash and Cash Equivalents	$               0 	$      63,151

   Notes Receivable	0 	73,600

   Accounts Receivable	         0 	   5,626

Total Current Assets	0 	142,377



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment
        	261,398 	224,582

   Building and Improvements	   469,153 	   469,153

   Total	3,716,087 	3,679,271

   Less Accumulated Depreciation              	(1,948,693)
(1,519,136)

Property and Equipment, Net	1,767,394 	2,160,135



Total  Assets	$  1,767,394 	$ 2,302,512



































                                           LIABILITIES AND
STOCKHOLDERS'	EQUITY



	September 30, 1997	December 31, 1996

Current Liabilities

   Checks Issued In Excess of Cash	$         6,726 	$
   0

   Mortgage Payable, Current Portion
   	1,611 	 1,484

   Accounts Payable, Trade
                         	8,784 	72,500

   Payroll Tax Liabilities
                               	23,700 	23,700

Total Current Liabilities
                             	40,821 	97,684



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion 	79,056 	80,280

   Due To Others	         0 	  27,000

Total Long-Term Liabilities	79,056 	107,280



Total Liabilities	119,877 	204,964



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;            Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 75,000,000 Shares;
       Issued and Outstanding, 10,498,580 Shares and 5,203,512
Shares       at September 30, 1997 and December 31, 1996
7,774 	  5,204

   Additional Paid In Capital	11,090,530 	8,711,100

   Retained Earnings (Deficit)	(9,450,787)	(6,618,756)

Total Stockholders' Equity	1,647,517 	2,097,548



Total Liabilities and Stockholders' Equity	$  1,767,394 	$
2,302,512

	Three Months Period Ended September 30, 1997	Three Months
Period Ended September 30, 1996	 Nine Months Period Ended
September  30, 1997 	 Nine Months Period Ended September 30, 1996

Revenues	$     136,049 	$  2,713,318 	$     205,798 	$
6,309,113



Cost of Revenues	     9,471 	1,877,449 	    9,471 	3,568,754



Gross Profit	126,578 	835,869 	196,327 	2,740,359



Operating Expenses

   General and Administrative	226,413 	638,449 	591,655 	893,384

   Depreciation and Amortization	 26,743 	150,568 	429,557
451,706

Total Operating Expenses	253,156 	789,017 	1,021,212 	1,345,090



Operating Income (Loss)	(126,578)	46,852 	(824,885)	1,395,269



Other Income (Expense)

   Write-off, Investment in J.V.	(2,000,000)	0 	(2,000,000)	0

   Reverse Gain on Sale of Fixed Assets	(931,962)	0 	0 	0

   Interest Expense	     (3,967)	(2,279)	     (7,146)	(6,225)

Total Other Expense	(2,935,929)	(2,279)	(2,007,146)	(6,225)



Income (Loss) Before Income Taxes	(3,062,507)	44,573
	(2,832,031)	1,389,044



Provision (Benefit) For Income Taxes	(73,000)	15,155
   0 	472,275



Net Income (Loss) Available to Common      Stockholders  	 $
(2,989,507)	 $       29,418 	 $ (2,832,031)	 $     916,769

Income (Loss) Per Weighted Average             Share of Common
Stock	 $         (0.45)	 $           0.01 	 $         (0.42)	 $
         0.18

Weighted Average Number of                        Common Shares
Outstanding	 6,700,179 	 5,081,842 	 6,700,179 	 5,081,842

			For the Nine  Months Ended September 30, 1997	For the Nine
Months Ended September 30, 1996

Cash Flows From Operating Activities

   Net Income (Loss)	  	$ (2,832,031)	$     916,769

   Adjustments to Reconcile Net Income (Loss) to Net
Cash Provided By (Used In) Operating Activities

       Depreciation and Amortization		429,557 	451,706

       Common Stock Issued for Services		382,000 	534,375

       Write-Off of Assets		2,000,000 	0

       Bad Debt Expense		46,600 	0

   Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable		0 	(4,824,147)

       (Increase) Decrease in Accounts Receivable		0 	271,765

       (Increase) Decrease in Accounts Receivable		0 	(134,250)

       (Increase) Decrease in Accounts Receivable, Other		5,626
	0

        Increase (Decrease) in Checks Issued in Excess of
    Cash		 6,726 	 0

        Increase (Decrease) in Accounts Payable
(63,716)	2,463,131

        Increase (Decrease) in Accrued Federal Income
      Tax		               0 	 471,387

   Total Adjustments		2,806,793 	(766,033)

Net Cash Provided By (Used In) Operating Activities 	  	(25,238)
	150,736



Cash Flows From Investing Activities

   Purchase of Property and Equipment
		(36,816)	(256,714)

   Investment in Joint Venture		          0 	 (53,331)

Net Cash Flows Used In Investing Activities		(36,816)	(310,045)



Cash Flows From Financing Activities

   Proceeds (Repayments)  From Long Term Debt		(1,097)	(1,006)

Net Cash Provided By (Used In) Financing
Activities		(1,097)	(1,006)



		For the Nine Months Ended September 30, 1997	For the Nine
Months Ended September 30, 1997



Increase (Decrease) in Cash and Cash Equivalents
	(63,151)	(160,315)



Cash and Cash Equivalents at Beginning of Period		63,151
	177,450



Cash and Cash Equivalents at End of Period	 	$                0
	$       17,135





Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$         6,432 	$        6,225

   Income taxes		$                0 	$                0



Supplemental Schedule of Noncash Investing and
Financing Activities:

   Issuance of Common Stock for Services		$     382,000 	$
534,375

   Exchange of Common Stock for Investment in Joint
Venture		 $  2,000,000 	 $                0













Note 1.  Interim Consolidated Financial Statements.



In the opinion of management, the accompanying consolidated financial statements for the three and nine months ended September 30, 1997 and 1996, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of Definition, Ltd. and subsidiaries (the Company) and include the accounts of the Company and all of its subsidiaries.
 All material intercompany transactions and balances have been eliminated.



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













Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.



(1) Results of Operations



Three Months Ended September 30, 1997 versus September 30, 1996:

The Company continues to operate its TV Station with revenues for the three months ended September 30, 1997 (Current Period) of $136,049, compared to the three months ended September 30, 1996 (Prior Period) of $2,713,318, a decrease of $2,577,269.
This decrease is due to the Company's end to the exploitation of its film library and other items of a cultural nature, which it sold to third parties. Revenues for the current period consists of those for the television segment only, which management anticipates to improve significantly over the next twelve months.



Cost of revenues decreased from $1,877,449 in the prior period to $9,471 during the current period, for a net decrease of $1,867,978. The decrease is entirely attributable to the elimination of duplication costs of the film library as well as the costs associated with the purchase of art works for resale, which the Company is not actively doing this period.



The Company's operating expenses decreased from $789,017 for the prior period compared to $253,156 for the current period, for a net decrease of $535,861. The decrease is attributable to a reduction in operating expenses due to the elimination of the end to the Company's exploitation of its film library. The Company experienced a net income of $29,418 for the prior period compared to a net loss of the current period of $2,989,507, or an increase of $3,018,925. The majority of the loss is attributable to the write-off of the Company's investment in joint venture of $2,000,000. A reversal of the gain recognized in the first quarter of the prior period was made for $931,962 because the Company wrote-off its investment in the joint venture, which generated this gain.



Nine Months Ended September 30, 1997 versus September 30, 1996:

The Company continues to operate its TV Station with revenues for the nine months ended September 30, 1997 (Current Period) of $205,798 compared to the nine months ended September 30, 1997 (Prior Period) of $6,309,113, a decrease of $6,103,315. This decrease is due to the Company's end to the exploitation of its film library and other items of a cultural nature, which it sold to third parties. Revenues for the current period consists of those for the television segment only, which management anticipates to improve significantly over the next twelve months.



Cost of revenues decreased from $3,568,754 in the prior period to $9,471 during the current period, for a net decrease of $3,559,283. The decrease is entirely attributable to the elimination of duplication costs of the film library as well as the costs associated with the purchase of art works for resale, which the Company is not actively doing this period.



The Company's operating expenses decreased from $1,345,090 for the prior period compared to $1,021,212 for the current period, for a net decrease of $323,878. Operating expenses of the prior period relate to relate to the Company's attempt to inquire into the possible acquisition or merger with other similar businesses in 1997, an effort the Company has primarily put an end to.



The Company experienced a net income of $916,769 for the prior period compared to a net loss of the current period of $2,832,031, or an increase of $3,748,800. The majority of the loss is attributable to the write-off of the Company's investment in joint venture of $2,000,000. A reversal of the gain recognized in the first quarter of the prior period was made for $931,962 because the Company wrote-off its investment in the joint venture, which generated this gain.



(2) Liquidity



The Company's overall liquidity position has deteriorated over the quarter. Working capital is a negative $40,821 at September 30, 1997, compared to a positive of $44,693 at December 31,
1996.   The decrease results from a decrease in sales over the
periods as well as an increase in the need to meet current operating expenses, which directly impacts cash flows. Management anticipates revenues to increase and also intends to seek additional funding from private or public equity investments to meet the increased working capital needs, if necessary, in the next 12 months.



PART II



Item 1.  Legal Proceedings.



The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.



Item 2.  Changes in Securities.



During the three months ended September 30, 1997, the Company issued shares of its common stock as follows:



1.  Issuance of 300,000 shares of common stock for legal
services rendered, at $.20 per share, or           $60,000.



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