Form 10QSB
period 1998-09-30
DEFINITION LTD
filed 1998-12-04
CIK 854877

DEFINITION, LTD.
                      QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTER  ENDED 9/30/98 - PAGE 1



U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



Form 10-QSB



	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
September 30, 1998



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



















DEFINITION, LTD.

FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1998



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



PART I



Item 1.  Financial Statements.



	                                            ASSETS

	September 30, 1998	December 31, 1997

Current Assets

  Cash and Cash Equivalents	$     61,177 	$        1,990

  Accounts Receivable, Other	  4,725 	       0

Total Current Assets	65,902 	1,990



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment
        	312,460 	261,398

   Building and Improvements	  469,153 	  469,153

	3,767,149 	3,716,087

   Less Accumulated Depreciation
	(2,357,417)	(1,996,179)

Property and Equipment, Net	1,409,732 	1,719,908



Other Assets

   Prepaid Airtime	  195,000 	             0



Total  Assets	$ 1,670,634 	$ 1,721,898































                                           LIABILITIES AND
STOCKHOLDERS'	EQUITY



	September 30, 1998	December 31, 1997

Current Liabilities

   Mortgage Payable, Current Portion
   	$       1,797 	$        1,655

   Accounts Payable, Trade
                         	23,300 	17,500

   Payroll Tax Liabilities
                               	23,700 	23,700

Total Current Liabilities
                             	48,797 	42,855



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion 	77,259 	78,480

   Due To Others	142,229 	         0

Total Long-Term Liabilities	219,488 	78,480



Total Liabilities	268,285 	121,335



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;            Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 75,000,000 Shares;
       Issued and Outstanding, 10,498,580 Shares and 7,773,512
Shares       at September 30, 1998 and December 31, 1997
10,499 	  7,774

   Additional Paid In Capital	11,997,805 	11,090,530

   Retained Earnings (Deficit)	(10,605,955)	(9,497,741)

Total Stockholders' Equity	1,402,349 	1,600,563



Total Liabilities and Stockholders' Equity	$ 1,670,634 	$
1,721,898

	Three Months Period Ended September 30, 1998	Three Months
Period Ended September 30, 1997	 Nine Months Period Ended
September  30, 1998 	 Nine Months Period Ended September 30, 1997

Revenues	$       24,475 	$     136,049 	$       69,276 	$
205,798



Cost of Revenues	23,549 	  (9,471)	28,164 	  (9,471)



Gross Profit	926 	126,578 	41,112 	196,327



Operating Expenses

   General and Administrative	84,900 	179,412 	260,325 	230,930

   Consulting and Other Professional Fees	50,000 	47,001
	518,300 	360,725

   Depreciation and Amortization	121,142 	 26,743 	   361,236
	429,557

Total Operating Expenses	256,042 	253,156 	1,139,861 	1,021,212



Operating Income (Loss)	(255,116)	(126,578)	(1,098,749)	(824,885)



Other Income (Expense)

   Write-off, Investment in J.V.	0 	(2,000,000)	0 	(2,000,000)

   Reverse Gain on Sale of Fixed Assets	0 	(931,962)	0 	0

   Interest Expense	(4,138)	     (3,967)	(9,465)	     (7,146)

Total Other Expense	(4,138)	(2,935,929)	(9,465)	(2,007,146)



Loss Before Income Taxes	   (259,254)	(3,062,507)
(1,108,214)	(2,832,031)



Provision For Income Taxes	           0 	73,000 	              0
	              0



Net Loss Available to Common                     Stockholders
$   (259,254)	 $ (2,989,507)	 $ (1,108,214)	 $ (2,832,031)

Loss Per Weighted Average Share of             Common Stock	 $
      (0.03)	 $         (0.45)	 $         (0.13)	 $
(0.42)

Weighted Average Number of                        Common Shares
Outstanding	 8,801,496 	 6,700,179 	 8,801,496 	 6,700,179

			For the Nine  Months Ended September 30, 1998	For the Nine
Months Ended September 30, 1997

Cash Flows From Operating Activities

   Net Loss	  	$ (1,108,214)	$ (2,832,031)

   Adjustments to Reconcile Net Loss to Net Cash Used        In
Operating Activities

       Depreciation and Amortization		361,238 	429,557

       Common Stock Issued for Services		515,000 	382,000

       Write-Off of Assets		0 	2,000,000

       Bad Debt Expense		0 	46,600

   Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable,
Other		(4,725)	5,626

        Increase (Decrease) in Checks Issued in Excess of
    Cash		 0 	 6,726

        Increase (Decrease) in Accounts Payable, Trade
5,800 	   (63,716)

   Total Adjustments		877,313 	2,806,793

Net Cash Used In Operating Activities 	  	(230,901)	(25,238)



Cash Flows From Investing Activities

   Purchase of Property and Equipment
		(51,062)	(36,816)

Net Cash Flows Used In Investing Activities		(51,062)	(36,816)



Cash Flows From Financing Activities

   Proceeds (Repayments)  From Long Term Debt		(1,079)	(1,097)

   Proceeds From the Issuance of Common Stock		200,000 	0

   Advances From Others		142,229 	       0

Net Cash Provided By (Used In) Financing Activities		341,150
	(1,097)





		For the Nine  Months Ended September 30, 1998	For the Nine
Months Ended September 30, 1997



Increase (Decrease) in Cash and Cash Equivalents
	59,187 	(63,151)



Cash and Cash Equivalents at Beginning of Period		  1,990
	63,151



Cash and Cash Equivalents at End of Period	 	$       61,177 	$
             0





Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$         9,465 	$         6,432

   Income taxes		$                0 	$                0



Supplemental Schedule of Noncash Investing and
Financing Activities:

   Issuance of Common Stock for Services		$     515,000 	$
382,000

   Exchange of Common Stock for Investment in Joint
Venture		 $                0 	 $  2,000,000

   Exchange of Common Stock for Prepaid Airtime		$     195,000
	$                0

Note 1.  Interim Consolidated Financial Statements.



In the opinion of management, the accompanying consolidated financial statements for the three and nine months ended September 30, 1998 and 1997, reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial condition, results of operations, and cash flows of Definition, Ltd. and subsidiaries (the Company) and include the accounts of the Company and all of its subsidiaries.
 All material intercompany transactions and balances have been eliminated.



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













Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.



(1) Results of Operations



Three Months Ended September 30, 1998 versus September 30, 1997:

The Company continues to operate its TV Station with revenues for the three months ended September 30, 1998 (Current Period) of $24,475, compared to the three months ended September 30, 1997 (Prior Period) of $136,049, a decrease of $111,574, or
456%.   Revenues from the television segment have decreased
significantly, comparatively speaking, due to key employee turnover. Management's focus is on the television segment and sales from the programming library, which it expects to increase over the next six months.



The Company's general and administrative costs decreased from $179,412 for the prior period compared to $84,900 for the current period, for a net decrease of $94,512, or 53%. The decrease is due principally to write-offs of uncollectible accounts receivable of approximately $82,000 in the prior period. The Company experienced a net loss of $2,989,507 for the prior period compared to a net loss of the current period of $259,254, or an increase of $2,730,253. The majority of the loss is attributable to the write-off of the Company's investment in joint venture of $2,000,000. A reversal of the gain recognized in the first quarter of the prior period was made for $931,962 because the Company wrote-off its investment in the joint venture, which generated this gain.







Nine Months Ended September 30, 1998 versus September 30, 1997:

The Company continues to operate its TV Station with revenues for the nine months ended September 30, 1998 (Current Period) of $69,276, compared to the nine months ended September 30, 1997 (Prior Period) of $205,798, a decrease of $136,522, or 66%. Management is still focusing on the television segment to generate significant revenues.



Consulting and professional fees of the prior period of $360,725 have increased to $518,300 of the current period, for a net increase of $157,575. Consulting and professional fees of the prior period relate to the Company's attempt to inquire into the possible acquisition or merger with other similar businesses in 1997, an effort the Company has primarily put an end to. Consulting and professional fees of the current period relate to shares issued for legal and consulting services to promote the Company's television segment. The Company experienced a net loss of $1,108,214 for the current period compared to the prior period of $2,832,031, or an increase of $1,724,087. As discussed above, the Company ended all of its joint venture efforts, resulting in write-off of $2,000,000.



(2) Liquidity



The Company's liquidity position has improved over the quarter. Working capital is a positive $17,105 at September 30, 1998,
compared to a negative of $40,865 at December 31, 1997.   The
increase results from the Company's sale of common stock to meet working capital needs. Total proceeds from the sale of common stock for the three months ended September 30, 1998, was $150,000. Cash flows has been impacted by the decrease in sales over the periods. Management anticipates revenues to increase and also intends to seek additional funding from private or public equity investments to meet the increased working capital needs, if necessary, in the next 12 months.



PART II



Item 1.  Legal Proceedings.



The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.



Item 2.  Changes in Securities.



During the three months ended September 30, 1998, the Company issued shares of its common stock as follows:



1. Issued 1,000,000 shares for consulting services rendered at $0.05 per share, or $50,000.

2. Issued 150,000 shares of common stock for cash at $1.00 per share, of $150,000.



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