Form 10KSB
period 1998-12-31
DEFINITION LTD
filed 1999-08-16
CIK 854877

DEFINITION, LTD.
                        ANNUAL REPORT ON FORM 10-KSB FOR THE
YEAR ENDED 12/31/98 - PAGE 1U.S. SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549



Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Fiscal

        			Year Ended December 31, 1998.



	[  ] Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the Transition
           Period from               to              .




       Commission File No. 0-20598



		                           Definition, Ltd.

		                                                     (Name of
Small Business Issuer as specified  in its Charter)

         NEVADA

75-2293489

 (State or other jurisdiction of

    (IRS Employer

 incorporation organization)

Identification No.)



                      4625 W. Nevso Drive, Suite 2, Las Vegas,
NV 89103

                                 (Address of principle e
executive offices, including zip code)



(702) 257-2367

                    (Registrant's telephone number, including area code)



Securities Registered under Section 12(b) of the Exchange Act:

Title of Each Class
                  Name of Exchange on Which Registered

None	                       None

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share, traded on the OTC
Electronic Bulletin Board

Preferred Stock $.01 par value per share

(Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ ] No [ X ]



Indicate by check by mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]



Registrant's revenues for its most recent fiscal year were $234,373.



Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of August 13, 1999:
$13,345,233. Number of shares of Common Stock, $0.001 par value, outstanding as of August 13, 1999: 11,832,429.



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



The Company has two subsidiaries: (1) Definition Technologies, Inc., (DTI) a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ-TV (WINQ) Channel 19. WINQ also operates as a traditional television station, deriving revenues through sales of advertising time; (2) Interactive Systems, Inc. (ISI) (a Nevada Corporation), through which the Company owns a real estate condo. No other activities are performed through this subsidiary.



Business Development



References to the "Company" include, WINQ-TV, DTI and ISI, unless the context indicates otherwise.



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



Business Strategy. It is the Company's current intention for WINQ-TV's programming to evolve over the next two years. That is, the Company expects that WINQ-TV would, in the future, employ a broadcast format featuring segments of 5 to 15 minutes in length, ranging from abridged movies to documentaries to standard commercials to infomercials, some of which can be expected to be produced by the Company and to promote products being marketed by the Company.



Regulation



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



Employees



The Company employs approximately twenty persons at its television station, and three persons at corporate headquarters, all of whom are officers of the Company. Currently, the Company contracts with outside parties for other services required to be performed by the Company, as needed.



Risk Factors



Continued Control by Existing Management



The Company's management currently owns a substantial stake in the Company's outstanding Common Stock. Accordingly, new shareholders will lack an effective vote with respect to the election of directors and other corporate matters.



Dependence on Executive Officers



The Company is highly dependent on the services of its officers.
 Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents. Should the Company be unable to attract and retain qualified personnel necessary, the ability of the Company to implement its business plan successfully would be limited.



Potential Fluctuations in Quarterly Results



The Company's operating results have varied on a quarterly basis during its limited operating history, and the Company expects to experience significant fluctuation in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside of the Company's control. The Company believes that period to period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, if is likely that in some future quarter or quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would be materially and adversely affected.



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



The Company also has a mortgage payable on a real estate condo through ISI in Lake Park, Florida.



The Company owns a significant film library of 104 one-hour programs and 350 half-hour programs, consisting of certain copyrighted programs, documentaries, music blocks, educational programming and other productions and film footage.



Item 3. Legal Proceedings



The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.



Item 4. Submission of Matters to Vote of Security Holders



No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended
December 31, 1998.



PART II



Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters



(a)  Market Information



The Common Stock of the Company is traded on the OTC Electronic Bulletin Board under the symbol "DFNL"'. The range of high and low bid quotations for each quarterly period during the years ended December 31, 1997 and 1998, and the quarter ended March, 31, 1999 and June 30, 1999, as reported by the OTC Electronic Bulletin Board, is set forth in the table below.











	Quarter Ended	High	Low



	March 31, 1997	.50	.3125

	June 30, 1997	.10	.11

	September 30, 1997	.25	.31

	December 31, 1997	.28	.31



	March 31, 1998	.38	.41

	June 30, 1998	.26	.29

	September 30, 1998	.09	.10

	December 31, 1998	.04	.05



	March 31, 1999	1.125	1.18

	June 30, 1999	1.06	1.34



On August 12, 1999, the last reported bid and asked prices for the Company's Common Stock, as reported by the OTC Electronic Bulletin Board, were $1.125 and $1.375 per share, respectively. Such quotations reflect inter-dealer prices, without retail markup, retail markdown or commission, and may not represent actual transactions.



(b)  Holders



As of August 12, 1999, there were approximately 1,200 stockholders of record of the Company's Common Stock.



(c)  Dividends



The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. IT is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.




Item 6. Management's Discussion and Analysis of Financial
Condition and Results of Operations



The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this annual report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed below in "Risk Factors", as well as discussed elsewhere herein.



(1) Results of Operations



The Company continues to operate its TV Station with revenues for 1998 of $234,373 compared with revenues in 1997 of $205,798,
an  increase of  $28,575 or 14%.   Revenues remain constant as
the Company continues to develop its business.



General and Administrative costs increased from $1,014,728 in 1997 to $2,150,980 in 1998, an increase of $1,136,252, or 112%.
Consulting and other professional fees increased from $360,725 in 1997 to $1,374,566, an increase of $1,013,841, or 281%. The increase is primarily attributable to costs associated with business development of advertising and marketing programs, public relations, and legal and accounting services, resulting from Company's attempt to inquire into the possible acquisition or merger with other similar lines of business.



(2) Liquidity and Capital Resources



At December 31, 1998, the Company had a negative working capital of $221,621, as compared to a negative working capital at December 31, 1997 of $40,865. The increase is a result of an increase in payables due to a lack of working capital and an increase of sources of funds from related parties to help fund the Company's ongoing expenses.



During 1998, the Company used $284,609 of net cash from operating activities as compared to $22,716 in 1997 primarily to fund ongoing operating expenses. The Company used $49,109 of working capital funds during 1998 and $36,816 during 1997 to purchase television, video, and related equipment to support its television station operations. To raise money for ongoing business development, the Company obtained $200,000 during 1998 from the sale of common stock and was advanced $164,383 from related parties. Management intends to seek additional funding from private or public equity investments to meet the increased working capital needs in the next 12 months.



The Company's future funding requirements will depend upon numerous factors, including the Company's ability to acquire and successfully run newly acquired companies.



(3)  Year 2000



The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.



Management is in the process of evaluating the Company's exposure to date-sensitive computer software programs that may not operate subsequent to 1999, in order to implement a course of action to minimize costs and disruption of normal business operations in the year 2000. However, because there is no guarantee that all systems of outside vendors, or other entities affecting the Company's operations, will be year 2000 compliant, the Company is susceptible to consequences of the year 2000 issue.



Item 7. Financial Statements



Consolidated Financial Statements for the years ended December
31, 1997 and 1996.       F-1 to F-17







Item 8. Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure



None.

PART III



Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange Act



Directors and Executive Officers



The following table sets forth the names of the current officers and directors of the Company.



	Name		Age	Position



		       Donna Anderson	          61	                  President
and CEO

		       Charles Kiefner	          60	                  Chairman
and Secretary



	No family relationships exist among the officers and directors of the Company.



Compensation of Directors



During the fiscal year ended December 31, 1998, the Company had no standard or other arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments.



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



Option/SAR Grants in Last Fiscal Year



The Company did not grant any options to any person during the fiscal year ended December 31, 1998. The Company has never granted any stock appreciation rights ("SARs"), nor does it expect to grant any SARs in the foreseeable future.



Item 11. Security Ownership of Certain Beneficial Owners and
Management



The following table sets forth certain information as of August 12, 1999, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and (3) by all officers and directors of the Company, as a group. On August 12, 1999, there were approximately 11,862,429 shares of Common Stock issued and outstanding.



		Number of Shares

	Name and Address of	of Common Stock

	5% Beneficial Owners,	Beneficially Owned

	Officers and Directorss	at August 12, 1999	Percent of


                 Class(1)

	Charles Kiefner	5,489,500	   46%

	238 Wilshire Blvd., Ste 149

	Casselberry, FL 32707



	Elmer Jones	1,050,000	    9%

	238 Wilshire Blvd., Ste 149

	Casselberry, FL 32707



	Orville Baldridge	1,431,000	  12%

	238 Wilshire Blvd., Ste 149

	Casselberry, FL 32707



	William B. Turner	1,110,000	    9%

	429 Seaview Avenue

	Palm Beach, FL 33480-4109



	Donna Anderson	1,200,000	  10%

	4625 W. Nevso Drive, Suite 2

	Las Vegas, NV 89103

	_______________________

	All Officers and Directors

	as a Group (5 persons)                              6,689,500
                     56%



Item 12.  Certain Relationships and Related Transactions

The Company has engaged in no transaction required to be described herein.

Item 13. Exhibits

(a)(1) Financial Statements



    Independent Auditors' Report
                  		F-1

    Consolidated Balance at December 31, 1998 and 1997
		F-2	F-3

    Consolidated Statement of Operations for the Years Ended

        December 31, 1998 and 1997
                   		F-4

    Consolidated Statement of Stockholders' Equity

        for the Years Ended December 31, 1998 and 1997
              	F-5	F-6

    Consolidated Statement of  Cash Flows for the Years Ended

         December 31, 1998 and 1997
                           	F-7	F-8

     Notes to Financial Statements
                             	F-9	F-14



(a)(2)  Financial Data Schedule

SIGNATURES



In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 1999.



DEFINITION, LTD.





By:

Donna Anderson

President



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.









































[ARTICLE] 5



[LEGEND]

This schedule contains summary financial information extracted from 1998 Form 10KSB and is qualified in its entirety by reference to such financial statements.[/LEGEND]



[PERIOD-TYPE]	YEAR

[FISCAL-YEAR-END]	DEC-31-1998

[PERIOD-START]	JAN-01-1998

[PERIOD-END]	DEC-31-1998

[CASH]	           31,144

[SECURITIES]	   	        0

[RECEIVABLES]		        0

[ALLOWANCES]	                    0

[INVENTORY]		        0

[CURRENT-ASSETS]	           31,144

[PP&E]	      1,239,363

[DEPRECIATION]	         529,654

[TOTAL-ASSETS]	      1,416,757

[CURRENT-LIABILITIES]	         252,765

[BONDS]		        0

[PREFERRED-MANDATORY]		        0

[PREFERRED]		        0

[COMMON]		25,099

[OTHER-SE]	       1,062,166

[TOTAL-LIABILITY-AND-EQUITY]	       1,416,757

[SALES]	          234,373

[TOTAL-REVENUES]	          234,373

[CGS]	          224,415

[TOTAL-COSTS]	       2,150,980

[OTHER-EXPENSES]		         0

[LOSS-PROVISION]		         0

[INTEREST-EXPENSE]		12,326

[INCOME-PRETAX]	     (2,153,348)

[INCOME-TAX]		        0

[INCOME-CONTINUING]	     (2,153,348)

[DISCONTINUED]		        0

[EXTRAORDINARY]		        0

[CHANGES]		        0

<NET INCOME>	    (2,153,348)

[EPS-BASIC]		   (.17)

[EPS-DILUTED]		   (.17)

C O N T E N T S

Independent Auditors' Report  . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .       F-1



Consolidated Balance Sheet at December 31, 1998 and 1997 . . . .
 . .  . . . .       F-2 F-3



Consolidated Statement of Operations For the Years Ended

          December 31, 1998 and 1997 . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . .     F-4



Consolidated Statement of Changes in Stockholders' Equity

          For the Years Ended December 31, 1998 and 1997 . . . .
 . . . . . . . . . . . .      F-5 F-6



Consolidated Statement of Cash Flows For the Years Ended

          December 31, 1998 and 1997 . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . .     F-7 F-8



Notes to the Consolidated Financial Statements . . . . . . . . .
 . . . . . . . . . . . . .    F-9 F-14



All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT







Board of Directors

Definition, Ltd.

Las Vegas, Nevada



We have audited the consolidated balance sheet of Definition, Ltd. (the Company), as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.



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



In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.







Clancy and Co., P.L.L.C.

Phoenix, Arizona

August 9, 1999

	                                            ASSETS

	1998	1997

Current Assets

  Cash and Cash Equivalents	$      31,144 	$        1,990



Property and Equipment (Note 2)

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment
        	310,508 	261,398

   Building and Improvements	   469,153 	  469,153

	3,765,197 	3,716,087

   Less Accumulated Depreciation
        	(2,525,834)	(1,996,179)

Property and Equipment, Net	1,239,363 	1,719,908



Other Assets

   Prepaid Airtime (Note 3)	   146,250 	             0



Total  Assets	$ 1,416,757 	$ 1,721,898







































                                           LIABILITIES AND
STOCKHOLDERS'	EQUITY

	1998	1997

Current Liabilities

   Mortgage Payable, Current Portion (Note 4)
           	$        1,847 	$        1,655

   Accounts Payable, Trade
                         	62,835 	17,500

   Payroll Tax Liabilities
                               	23,700 	23,700

   Due to Related Party (Note  5)	164,383 	         0

Total Current Liabilities
                             	252,765 	42,855



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion (Note 4)	  76,777
78,480



Total Liabilities	329,542 	121,335



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;            Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 50,000,000 Shares;
       Issued and Outstanding, 25,098,580 Shares and 7,773,512
Shares       at December 31, 1998 and 1997  	  25,099 	  7,774

   Additional Paid In Capital	12,713,205 	11,090,530

   Retained Earnings (Deficit)	(11,651,089)	(9,497,741)

Total Stockholders' Equity	  1,087,215 	1,600,563



Total Liabilities and Stockholders' Equity	$  1,416,757	$
1,721,898

		Year Ended December 31, 1998 	Year Ended December 31, 1997

Revenues	$       234,373 	$       205,798



Cost of Revenues	224,415 	  63,441



Gross Profit	9,958 	142,357



Operating Expenses

   General and Administrative	2,150,980 	1,014,728



Operating Loss	(2,141,022)	(872,371)



Other Expense

   Write-Off, Investment in Joint Venture (Note 6)	0 	(2,000,000)

   Interest Expense	   (12,326)	       (6,614)

Total Other Expense	 (12,326)	(2,006,614)



Net Loss Available to Common Stockholders	$   (2,153,348)	$
(2,878,985)



Basic Loss Per Common Share	$            (0.17)	$
(0.38)



Basic Weighted Average Common Shares Outstanding	12,801,913
	7,601,011

	   Preferred   Shares	    Stock Amount	     Common    Shares
Stock    Amount    	  Additional Paid In Capital
          Retained Earnings (Deficit)	         Total

Balance, December 31, 1996 	0 	$         0 	5,203,512 	$
5,204 	$     8,711,100 	$    (6,618,756)	$    2,097,548

Issuance of Common Stock For Consulting                 Services
Rendered, February 3, 1997			 640,000 	 640 	 255,360 		 256,000

Issuance of Common Stock For Investment in Joint    Venture,
February 3, 1997			 1,340,000 	 1,340 	 1,998,660 		 2,000,000

Issuance of Common Stock For Services Rendered,    February 28,
1997			 40,000 	 40 	 15,960 		 16,000

Issuance of Common Stock For Legal Services           Rendered,
June 3, 1997			 250,000 	 250 	 49,750 		 50,000

Issuance of Common Stock For Legal Services           Rendered,
September 3, 1997			 300,000 	 300 	 59,700 		 60,000

Net Loss, Year Ended December 31, 1997

	(2,878,985)	(2,878,985)

Balance, December 31, 1997	0 	0 	7,773,512 	  7,774 	 11,090,530
	 (9,497,741)	  1,600,563

Issuance of Common Stock For Cash, March 5,          1998
20,000 	 20 	 19,980 		 20,000

Cancellation of Shares Issued For Legal Services        on
September 3, 1997			 (300,000)	 (300)	 (59,700)		 (60,000)

Issuance of Common Stock For Legal Services           Rendered,
April 1, 1998 			 600,000 	 600 	 209,400 		 210,000

Issuance of Common Stock For Legal Services           Rendered,
April 14, 1998			 900,000 	 900 	 314,100 		 315,000

	   Preferred   Shares	    Stock Amount	     Common    Shares
Stock    Amount    	  Additional Paid In Capital
          Retained Earnings (Deficit)	         Total

Issuance of Common Stock For Services Rendered,    May 5,
1998			 325,000 	 325 	 194,675 		 195,000

Issuance of Common Stock For Cash, May 15,           1998
30,000 	 30 	 29,970 		 30,000

Issuance of Common Stock For Services Rendered,    July 16, 1998
			 1,000,000 	 1,000 	 49,000 		 50,000

Issuance of Common Stock For Cash, July 30,            1998
50,000 	 50 	 49,950 		 50,000

Issuance of Common Stock For Cash, September       9, 1998
50,000 	 50 	 49,950 	 	 50,000

Issuance of Common Stock For Cash, September       July 30
,1998			 50,000 	 50 	 49,950 		 50,000

Issuance of Common Stock For Services Rendered,    October 15,
1998 			 11,500,000 	 11,500 	 563,500 		 575,000

Issuance of Common Stock For Services Rendered,    November 9,
1998 			 100,000 	 100 	 4,900 		 5,000

Issuance of Common Stock For Services Rendered,    November 23,
1998 			 3,000,000 	 3,000 	 147,000 		 150,000

Fractional Shares			68

Loss, Year Ended December 31, 1998

	(2,153,348)	(2,153,348)

Balance, December 31, 1998	        0 	$         0 	25,098,580	$
 25,099 	$   12,713,205 	$   (11,651,089)	$    1,087,215

			Year Ended December 31, 1998	Year Ended December 31, 1997

Cash Flows From Operating Activities

   Net Loss	  	$  (2,153,348)	$ (2,878,985)

   Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities

      Depreciation and Amortization		529,654 	477,043

      Other Noncash Items		48,750

      Common Stock Issued for Services		1,245,000 	382,000

      Write-off, Investment/Loss From Joint Venture		0
	2,000,000

      Bad Debt Expense		0 	46,600

   Changes in Assets and Liabilities

      (Increase) Decrease in Accounts Receivable, Other		0
	5,626

       Increase (Decrease) in Accounts Payable, Trade
45,335 	   (55,000)

   Total Adjustments		1,868,739 	2,856,269

Net Cash Used In Operating Activities	  	(284,609)	(22,716)



Cash Flows From Investing Activities

   Purchase of Property and Equipment
		(49,109)	(36,816)

Net Cash Flows Used In Investing Activities		(49,109)	(36,816)



Cash Flows From Financing Activities

   Principal Payment on Mortgage Payable		(1,511)	(1,629)

   Proceeds From the Issuance of Common Stock		200,000
  0

   Advances From Related Party		164,383 	          0

Net Cash Provided By (Used In) Financing Activities		362,872 	(
1,629)



Increase (Decrease) in Cash and Cash Equivalents
	29,154 	(61,161)



Cash and Cash Equivalents at Beginning of Year		  1,990 	63,151



Cash and Cash Equivalents at End of Year	 	$        31,144 	$
     1,990



		Year Ended December 31, 1998	Year Ended December 31, 1997

Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$        11,242 	$          6,614

   Income taxes		$                 0 	$                 0



Supplemental Schedule of Noncash Investing and
Financing Activities:

Issuance of Common Stock for Services Rendered		$   1,245,000 	$
     382,000

Exchange of Common Stock for Investment in Joint         Venture
		 $                 0 	 $   2,000,000

Issuance of Common Stock for Prepaid Airtime		$      195,000 	$
               0

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



The Company has two subsidiaries: (1) Definition Technologies, Inc., (DTI) a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ-TV (WINQ) Channel 19. WINQ also operates as a traditional television station, deriving revenues through sales of advertising time; (2) Interactive Systems, Inc. (ISI) (a Nevada Corporation), through which the Company owns a real estate condo. No other activities are performed through this subsidiary.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



A. Principles of Consolidation



The Company consolidates its wholly owned subsidiaries DTI and ISI. All significant intercompany transactions and balances have been eliminated in consolidation. The purchase method of accounting is used for joint ventures. (Note 5)



B. Accounting Method



The Company's financial statements are prepared using the accrual method of accounting.



C. Cash and Cash Equivalents



The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.



D. Revenue Recognition



Revenues are recognized as services are performed.



E. Property and Equipment



The cost of property, plant and equipment, stated at cost, is depreciated over the estimated useful lives of the assets, ranging from five to thirty-nine years. Depreciation

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



expense charged to operations during 1998 and 1997 was $529,654 and $477,043, respectively.



Expenditures for repairs and maintenance are charged to the expense as incurred.



F.  Earnings/Loss Per Share of Common Stock



Basic earnings or loss per share has been computed based on the weighted average number of common shares. All earnings or loss per share amounts in these financial statements are basic earnings or loss per share as defined by SFAS No. 128, "Earnings Per Share." Diluted weighted average shares outstanding exclude the potential common shares from warrants and stock options because to do so would have been antidilutive.



G.  Use of Estimates



Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing the financial statements.



		H.  Income Taxes



The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. See
Note 6.



I.  Capital Structure



The Company has implemented SFAS No. 129, "Disclosure of Information about Capital Structure," effective January 1, 1998, which established standards for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 had no effect on the Company's financial statements



J.  Comprehensive Income



The Company has implemented SFAS No. 130, "Reporting
Comprehensive Income," effective January 1, 1998, which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)



paid in capital in the equity section of a statement of financial position. The implementation of SFAS No. 130 had no effect on the Company's financial statements.



K.  Business Segment Information



The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," on January 1, 1998. The Company operates in one industry segment, that being the television and media industry. The Company does not have any significant customers or concentration of credit risk.



L.  Presentation



Certain accounts from prior years have been reclassified to
conform with the current         year's presentation.



M.  Pending Accounting Pronouncements



It is anticipated that current pending accounting pronouncements
will not have an                          adverse impact on the
financial statements of the Company.



N.  Financial Statement Presentation



Due to the change in classification of some accounts, the financial statements may be presented slightly different than in the previous year.



NOTE 3 - PREPAID AIRTIME



On May 6, 1998, the Company issued 325,000 shares of common stock at $0.60 per share, or $195,000, to Omni-Lingual Broadcasting Corp. in exchange for airtime of The Ed Taxin Show for the period from October 1, 1997 to February 26, 1999. As of December 31, 1998, 15/60 of the airtime has elapsed. The balance represents prepaid airtime at December 31, 1998 of $146,250. See Note 8.



NOTE 4 - MORTGAGE PAYABLE



On January 29, 1995, ISI purchased an office condominium located in Lake Park, Florida, which it purchased for $105,000. The consideration given was approximately $21,000 cash and a note payable to a financial institution for $84,000. The note is payable in monthly installments of approximately $867, including interest at an initial rate of 11%. The interest rate is
adjustable on March 1, 	2000 and is calculated using the Average
Weekly Yield of United States Treasury Securities adjusted to a constant maturity of one year plus 3.5%. The minimum interest rate for the life of the loan will be 11% and the



NOTE 4 - MORTGAGE PAYABLE (CONTINUED)



maximum interest rate for the life of the loan will be 17.0%. Additionally, the lender has a call option during a 30-day period commencing on the tenth anniversary of the loan whereby the entire unpaid balance can be called as due and payable within 90 days of the date that the lender exercises the call option. The loan is secured by the office condominium and the guarantee of the Company.



Future maturities of mortgages payable for the year ended
December 31 follows:

1999                                       $   1,847

2000                                       $   2,061

2001                                       $   2,299

2002                                       $   2,565

2003 and thereafter                 $ 69,852



NOTE 5 - RELATED PARTY TRANSACTIONS



From time to time, certain related parties advance monies to fund the operating expenses of the Company as needed. At December 31, 1998, the Company was indebted to certain related parties in the amount of $164,383, bearing no interest, and due on demand.



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



NOTE 6 - INVESTMENTS IN JOINT VENTURES



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





NOTE 7 - INCOME TAXES



The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheet is a result of the following:



Deferred Tax Asset			1998                   1997

Net Operating Loss Carryforwards	              $  1,722,467
   $  994,520

Valuation Allowance		                 (1,722,467)
(994,520)

Net Deferred Tax Asset	              $                0
$            0



At December 31, 1998, the Company has available net operating loss carryforwards of approximately $5,200,00 for tax purposes to offset future taxable income, which expire principally in the year 2012.



Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.



NOTE 8 - SUBSEQUENT EVENTS



1) Common Shares Outstanding - On January 8, 1999, the Board of Directors approved a 20:1 reverse stock split at $0.001 par value (no affect to par value) reducing the outstanding shares at December 31, 1998, of 25,098,580 to 1,254,929. As of the
date of issuance of these financial statements, the Company has issued a total of 10,607,500 additional shares of common stock, increasing the total outstanding number of common shares to 11,862,429.



2) Mediation Settlement - On January 13, 1999, the Company went to mediation in the case of Robert Crawford vs. Definition, Ltd. And Charles Kiefner, President, filed in U.S. District Court, Eastern District of Missouri, suing for damages in excess of $400,000 relating to a purchase of stock under an agreement made with the Company's former president. An agreement was reached whereby the Company agreed to issue 30,000 shares of restricted common stock and pay $20,000 cash, by March 30, 1999. The Company has satisfied the requirements in full.



3) Prepaid Airtime - On February 23, 1999, Omni-Lingual Broadcasting Corp. (Omni) and the Company mutually agreed to cancel the airtime agreement. Omni agreed to return the original 325,000 shares of common stock issued and the Company agreed to issue



NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)



92,083.34 shares of common stock representing 17/60 of the airtime used. Issuance of the shares is scheduled to take place after August 12, 1999.



4) Letter of Intent - On June 10, 1999, the Company signed a letter of intent with "Golden Leaf Tobacco," a Pennsylvania corporation, a celebrity driven Internet entertainment product site and a cigar and accessory distribution operation importing and serving approximately 500 stores in the northeast United States, for the purchase of all of its assets. Closing shall take place upon the completion of an Asset Acquisition Agreement or sixty days, whichever comes first.



5) Disposal of Subsidiary - Effective July 1, 1999, the Company has sold its television subsidiary operations, Definition Technologies, Inc., to one of its stockholders, due to the financial drain on the parent Company. Lack of capital has precluded efforts to move the station and purchase a new antenna and other necessary equipment to position the station as planned.



6)  Corporate Headquarters Relocation - On June 30, 1999, the
Company relocated its headquarters to Las Vegas, Nevada.