Form 10QSB/A
period 1997-09-30
DEFINITION LTD
filed 1999-09-07
CIK 854877

DEFINITION, LTD.
               QUARTERLY REPORT ON FORM 10-QSB/A FOR THE QUARTER
 ENDED 9/30/97 - PAGE 1U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



Form 10-QSB/A



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

         NEVADA

75-2293489

 (State or other jurisdiction of

    (IRS Employer

 incorporation organization)

Identification No.)



                      4625 West Nevso Drive, Suite 2, Las Vegas,
Nevada 89103

                                 (Address of principle executive
offices, including zip code)



           (702) 253-1333

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



PART I



Item 1.  Financial Statements.



Incorporated by reference only.  See original Form 10QSB filed.
This form is being filed solely to include financial data schedules which were previously omitted from original filing.



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



Item 3.  Defaults Upon Senior Securities.



None



Item 4.  Submission of Matters to Vote of Security Holders.



None



Item 5.  Other Information.



This form is being filed solely to include financial data schedules which were previously omitted from original filing.
Change in President and CEO on June 17, 1999. Change of address occurred on June 30, 1999. There have been no other changes to the original filing.



Item 6.  Exhibits and Reports on Form 8-K.



There are no exhibits to be included in this quarterly report on Form 10-QSB.



Reports on Form 8-K:  None



SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DEFINITION, LTD.





By:

/s/  Donna Anderson

President and

Chief Executive Officer



Dated:  September 7, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.