Form 10QSB
period 1999-03-31
DEFINITION LTD
filed 1999-09-17
CIK 854877

DEFINITION, LTD.


QUARTERLY REPORT ON FORM 10-QSB FOR THE QUARTER  ENDED
3/31/99-PAGE 1

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549



Form 10-QSB



	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
March 31, 1999



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

Common Stock, $.001 par value per share

(Title of Class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ ] No [ X ]



The number of shares outstanding of the issuer's common equity as of September 17, 1999, was 11,862,873 shares of common stock, par value $.001.



Transitional Small Business Disclosure Format (check one): Yes [
 ] No [X]



















DEFINITION, LTD.

FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999



TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 1999

Consolidated Statement of Operations for the Three Months Ended
March 31, 1999

Consolidated Statement of Cash Flows for the Three Months Ended
March 31, 1999

Notes to Interim Consolidated Financial Statements



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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

              Signatures

PART I



Item 1.  Financial Statements.





	     ASSETS	(Unaudited) March 31, 1999	 December 31, 1998

Current Assets

  Cash and Cash Equivalents	$          1,773 	$        31,144



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment     	310,514
	310,508

   Building and Improvements	   469,153 	   469,153

	3,765,203 	3,765,197

   Less Accumulated Depreciation
        	(2,659,114)	(2,525,834)

Property and Equipment, Net	1,106,089 	1,239,363



Other Assets

   Prepaid Airtime 	   136,500 	   146,250



Total  Assets	$   1,244,362 	$   1,416,757



































  LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited) March 31,
1999	 December 31, 1998

Current Liabilities

   Mortgage Payable, Current Portion 	$          1,898 	$
  1,847

   Accounts Payable, Trade
 	38,300 	62,835

   Payroll Tax Liabilities
     	23,700 	23,700

   Due to Related Party 	222,915 	164,383

Total Current Liabilities
              	286,813 	252,765



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion 	  76,284 	  76,777



Total Liabilities	363,097 	329,542



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;       Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 50,000,000
      Shares; Issued and Outstanding, 11,862,873 and 1,254,929
          Shares at March 31, 1999 and December 31, 1998
11,863 	  1,255

   Additional Paid In Capital	14,347,821 	12,737,049

   Retained Earnings (Deficit)	(13,478,419)	(11,651,089)

Total Stockholders' Equity	     881,265 	  1,087,215



Total Liabilities and Stockholders' Equity	$   1,244,362 	$
1,416,757

		(Unaudited) Three Months Ended  March 31, 1999	 Three Months
Ended  March 31, 1998

Revenues	$         37,219 	$         27,139



Cost of Revenues	43,910 	         0



Gross Margin	(6,691)	27,139



Operating Expenses

   General and Administrative	1,818,631 	212,234



Operating Loss	(1,825,322)	(185,095)



Other Expense

   Interest Expense	      2,008 	    2,304



Net Loss Available to Common Stockholders	$   (1,827,330)	$
(187,399)



Basic Loss Per Common Share	$            (0.23)	$
(0.48)



Basic Weighted Average Common Shares Outstanding	7,910,726
	389,010

			(Unaudited) Three Months Ended  March 31, 1999	(Unaudited)
Three Months Ended  March 31, 1998

Cash Flows From Operating Activities

   Net Loss	  	$  (1,827,330)	$     (187,399)

   Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities

      Depreciation and Amortization		143,024 	119,637

      Common Stock Issued for Services		1,609,405 	0

   Changes in Assets and Liabilities

      (Increase) Decrease in Accounts Receivable, Other		0
	(2,000)

       Increase (Decrease) in Accounts Payable, Trade
(12,560)	 14,735

   Total Adjustments		1,739,869 	132,372

Net Cash Used In Operating Activities	  	(87,461)	(55,027)



Cash Flows From Investing Activities

   Purchase of Property and Equipment
         0 	(8,948)

Net Cash Flows Used In Investing Activities		0 	(8,948)



Cash Flows From Financing Activities

   Principal Payment on Mortgage Payable		(442)	0

   Proceeds From the Issuance of Common Stock		0 	20,000

   Advances From Related Party		 58,532 	46,000

Net Cash Provided By Financing Activities		 58,090 	66,000



Increase (Decrease) in Cash and Cash Equivalents
	(29,371)	2,025



Cash and Cash Equivalents, Beginning of Period		31,144 	 1,990



Cash and Cash Equivalents, End of Period	 	$          1,773 	$
       4,015



		(Unaudited) Three Months Ended  March 31, 1999	(Unaudited)
Three Months Ended  March 31, 1998

Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$          2,008 	$          2,303

   Income taxes		$                 0 	$                 0



Supplemental Schedule of Noncash Investing and
Financing Activities:

Issuance of Common Stock for Services Rendered		$    1,609,405	$
                0

Conversion of Debt to Equity		$        11,975 	$
0

NOTE 1.  Statement of Information Furnished



The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999, and the statement of cash flows for the three months ended March 31, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.



Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the accompanying consolidated financial statements and notes thereto incorporated by reference in the Company's 1998 Annual Report on Form 10-KSB.




NOTE 2.  Stock Split



On January 8, 1999, the Board of Directors approved a 20:1 reverse stock split at $0.001 par value (no effect to par value) reducing the outstanding shares at December 31, 1998, of 25,098,580 to 1,254,929. All per share and per share information have been adjusted retroactively to reflect the stock split.







Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10QSB and 8-K filed with the Securities and Exchange Commission.



(1) Results of Operations



(1) Results of Operations



Revenues. The Company continues to operate its TV Station with revenues for the three months ended March 31, 1999 of $37,219, compared to the three months ended March 31, 1998 of $27,139, an increase of $10,080, or 37.14%. There was no apparent reason for the increase. To date, the Company has not relied on any revenues for funding.



General and Administrative Expenses. During the three months ended March 31, 1999, the Company incurred $1,818,631 in general and administrative expenses, an increase of $1,606,397, or 757% from first quarter 1998 expenses of $212,234. The increase is primarily attributable to the issuance of common stock for consulting services of $1,609,405. The Company experienced a net loss of $1,827,330 for the current period compared to a net loss of the prior period of $187,399, or an increase of $1,639,931. The majority of the loss is attributable to the common stock issued for services rendered as discussed above.



Provsion for Income Taxes.  As of March 31, 1999, the Company's
accumulated deficit was $13,478,419.   Accordingly, the Company
has recorded a full valuation allowance against any income tax benefit to date.



(2) Liquidity



The Company's liquidity position continues to be poor. Working capital continues to deteriorate. At March 31, 1999, the Company had a negative working capital of $285,040, as compared to $221,621 at December 31, 1998. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business. The Company has been dependent upon funds advanced from stockholders to support its working capital needs. The Company may raise additional funds through public or private equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.



PART II



Item 1.  Legal Proceedings.

None.



Item 2.  Changes in Securities.

As detailed in the financial statements, the Company issued
10,607,944 shares of its common stock during the three months ended March 31, 1999, as follows:



1. 30,000 shares for settlement of lawsuit $.001 per share, or $30.

2. 10,000 shares for conversion of debt to equity at $1.20 per share, or $11,975.

3. 940,000 shares for services rendered at $1.20 per share, or $1,128,000.

3. 9,627,500 shares for services rendered at $0.05 per share, or $481,375.

4.  Fractional shares issued of 444.



Item 3.  Defaults Upon Senior Securities.

None.



Item 4.  Submission of Matters to Vote of Security Holders.

None.



Item 5.  Other Information.

None.



Item 6.  Exhibits and Reports on Form 8-K.

None.









SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DEFINITION, LTD.





By:

/s/  Donna Anderson

President and

Chief Executive Officer



Dated:  September 17, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.