Form 10QSB
period 1999-06-30
DEFINITION LTD
filed 1999-09-17
CIK 854877

DEFINITION, LTD.
                      QUARTERLY REPORT ON FORM 10-QSB FOR THE
QUARTER  ENDED 6/30/99 - PAGE 1U.S. SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549



Form 10-QSB



	[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended
June 30, 1999



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

FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 1999



TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements

Consolidated Balance Sheet as of June 30, 1999 and December 31,
1998

Consolidated Statement of Operations for the Six Months Ended
June 30, 1999 and June 30, 1998, and for the Three Months Ended
June 30, 1999 and 1998

Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 1999 and June 30, 1998, and for the Three Months Ended
June 30, 1999 and 1998

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



Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K



PART I



Item 1.  Financial Statements.





	     ASSETS	(Unaudited) June 30,  1999	 December 31, 1998

Current Assets

  Cash and Cash Equivalents	$                 0 	$        31,144



Property and Equipment

   Broadcast Resource Library   	2,985,536 	2,985,536

   Computer, Production and Broadcast Equipment     	310,514
	310,508

   Building and Improvements	   469,153 	   469,153

	3,765,203 	3,765,197

   Less Accumulated Depreciation
        	(2,792,405)	(2,525,834)

Property and Equipment, Net	972,798 	1,239,363



Other Assets

   Prepaid Airtime 	   126,750 	   146,250



Total  Assets	$   1,099,548 	$   1,416,757



































  LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited) June 30,
1999	 December 31, 1998

Current Liabilities

   Checks Issued in Excess of Cash	$          3,857 	$
      0

   Mortgage Payable, Current Portion 	          1,951
1,847

   Accounts Payable, Trade
 	38,300 	62,835

   Payroll Tax Liabilities
     	23,700 	23,700

   Due to Related Party 	227,915 	164,383

Total Current Liabilities
              	295,723 	252,765



Long-Term Liabilities

   Mortgage Payable, Noncurrent Portion 	  75,776 	  76,777



Total Liabilities	371,499 	329,542



Stockholders' Equity

   Preferred Stock: Authorized $0.01 Par Value, 5,000,000
Shares;       Issued and Outstanding, None	 None 	 None

   Common Stock: Authorized $0.001 Par Value, 50,000,000
      Shares; Issued and Outstanding, 11,862,873 and 1,254,929
          Shares at June 30, 1999 and December 31, 1998	  11,863
	  1,255

   Additional Paid In Capital	14,347,821 	12,737,049

   Retained Earnings (Deficit)	(13,631,635)	(11,651,089)

Total Stockholders' Equity	     728,049 	  1,087,215



Total Liabilities and Stockholders' Equity	$   1,099,548 	$
1,416,757

		(Unaudited) Three Months Period Ended June 30,
1999	(Unaudited) Three Months Period Ended June 30,
1998	(Unaudited) Six Months Period Ended June 30,
1999	(Unaudited) Six Months Period  Ended June 30, 1998

Revenues	$        41,733 	$       17,662 	$        78,952 	$
  44,801



Cost of Revenues	29,839 	  4,615 	73,749 	   4,615



Gross Profit	11,894 	13,047 	5,203 	40,186



Operating Expenses

   General and Administrative	165,110 	671,585 	1,983,741
	883,819



Operating Loss	(153,216)	(658,538)	(1,978,538)	(843,633)



Other Expense

   Interest Expense	           0 	(3,023)	(2,008)	(5,327)



Net Loss Available to Common Stockholders  	 $     (153,216)	 $
   (661,561)	 $  (1,980,546)	 $    (848,960)



Basic Loss Per Share of Common Stock	 $          (0.01)	 $
   (1.61)	 $          (0.23)	 $          (2.03)



Weighted Average Number of           Common Shares Outstanding
10,607,500 	 411,509 	 8,686,250 	 417,760

			(Unaudited) For the Six  Months Period Ended June 30,
1999	(Unaudited) For the Six  Months Period Ended June 30, 1998

Cash Flows From Operating Activities

   Net Loss	  	$  (1,980,546)	$    (848,960)

   Adjustments to Reconcile Net Loss to Net Cash Used       In
Operating Activities

       Depreciation and Amortization		286,065 	240,094

       Common Stock Issued for Services		1,609,405 	465,000

   Changes in Assets and Liabilities

       (Increase) Decrease in Accounts Receivable          		0
	(2,000)

        Increase (Decrease) in Checks Issued In Excess of
     Cash		 3,857 	 6,052

        Increase (Decrease) in Accounts Payable, Trade
(12,560)	  19,735

   Total Adjustments		1,886,767 	728,881

Net Cash Used In Operating Activities 	  	(93,779)	(120,079)



Cash Flows From Investing Activities

   Purchase of Property and Equipment
        0 	(31,981)

Net Cash Flows Used In Investing Activities		0 	(31,981)



Cash Flows From Financing Activities

   Proceeds (Repayments)  From Long Term Debt		(897)	(660)

   Proceeds From the Issuance of Common Stock		0 	50,000

   Advances From Others		63,532 	100,730

Net Cash Provided By Financing Activities		62,635 	150,070



Decrease in Cash and Cash Equivalents	         	(31,144)	(1,990)



Cash and Cash Equivalents at Beginning of Period		31,144
1,990



Cash and Cash Equivalents at End of Period	 	$                 0
	$                0



		(Unaudited) For the Six  Months Period Ended June 30,
1999	(Unaudited) For the Six  Months Period Ended June 30, 1998

Supplemental Disclosure of Cash Flow Information:

Cash paid for:

   Interest		$          2,008 	$         5,985

   Income taxes		$                 0 	$                0



Supplemental Schedule of Noncash Investing and
Financing Activities:

   Issuance of Common Stock for Services		$   1,609,405 	$
465,000

   Exchange of Common Stock for Prepaid Airtime		$
  0 	$      195,000

   Conversion of Debt to Equity		$        11,975 	$
   0

NOTE 1.  Statement of Information Furnished



The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999, and the statement of cash flows for the six months ended June 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-KSB.



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



NOTE 3.  Common Stock

On August 23, 1999, the Company canceled 400,000 shares of common stock previously issued for services rendered at $0.05 per share. This transaction will be reflected in the third quarter.



NOTE 4.  Acquisition of New Film Library



On September 7, 1999, the Company acquired a new film library for a total cost of $2.5 million, in exchange for the issuance of 175,000 shares of its preferred stock at $10.00 per share and 750,000 shares of its common stock at $1.00 per share. The transaction is expected to be completed by September 22, 1999.



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



(1) Results of Operations



Revenues. The Company continues to operate its TV Station with revenues for the three months ended June 30, 1999 of $41,733, compared to the three months ended June 30, 1998 of $17,662, an increase of $24,071, or 136%. Revenues six month period ended June 30, 1999, increased from $44,801 to $78,952. There was no apparent reason for the increase. To date, the Company has not relied on any revenues for funding. During the next several years, the Company expects to derive the majority of its potential revenues from the distribution of its newly acquired film library.



General and Administrative Expenses. During the three months ended June 30, 1999, the Company incurred $165,110 in general and administrative expenses, a decrease of 75.4% from second
quarter 1998 expenses of $506,475.   General and administrative
expenses for the six month period June 30, 1999, increased 124.45% from $883,819 to $1,983,741. The increase is primarily attributable to the issuance of common stock for consulting services of $1,609,405. The Company experienced a net loss of $1,980,546 for the six months period ended June 30, 1999, compared to a net loss of the prior period of $843,633, or an increase of $1,136,913. The majority of the loss is attributable to the common stock issued for services rendered as discussed above.



Provision for Income Taxes.  As of June 30, 1999, the Company's
accumulated deficit was $13,631,635.   Accordingly, the Company
has recorded a full valuation allowance against any income tax benefit to date.



(2) Liquidity



The Company's liquidity position continues to be poor. Working capital continues to deteriorate. At June 30, 1999, the Company had a negative working capital of $295,723, as compared to $221,621 at December 31, 1998. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business. The Company may raise additional funds through public or private equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.



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

s/  Donna Anderson

President and

Chief Executive Officer



Dated:  September 17, 1999





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.