Form 10KSB/A
period 1998-12-31
DEFINITION LTD
filed 1999-10-08
CIK 854877

----------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------
                                 FORM 10-KSB/A

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                        COMMISSION FILE NO. 0-20598
                            _____________________

                              DEFINITION, LTD.
       (Name of small business issuer as specified in its charter)

              NEVADA		                                 75-2293489
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Idendtification No.)

    4625 W. Nevso Drive, Suite 2                          89103
    Las Vegas, Nevada                                  (Zip Code)
   (Address of principle executive offices)

    Registrant's telephone number, including area code:  (702) 257-2367

Securities Registered under Section 12(b) of the Exchange Act:   None

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value, traded on the OTC Electronic Bulletin Board Preferred Stock $0.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
for the past 90 days.   Yes [ ] No [ X ]

Indicate by check by mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Registrant's revenues for its most recent fiscal year were $234,373.

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of August 13, 1999: $13,345,233. Number of shares of Common Stock, $0.001 par value, outstanding as of August 13, 1999:
11,832,429.

----------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                                                    PAGE
PART I                                                              ----
Item 1.  Business................................................    3
Item 2.  Properties..............................................    8
Item 3.  Legal Proceedings.......................................    8
Item 4.  Submission of Matters to a Vote of Security Holders.....    8

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.....................................    8
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................    9
Item 7.  Financial Statements....................................   10
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure................................   10

PART IV
Item 9.  Directors and Executive Officers of the Registrant......   10
Item 10. Executive Compensation..................................   11
Item 11. Security Ownership of Certain Beneficial Owners and
         Management..............................................   11
Item 12. Certain Relationships and Related Transactions..........   12

PART V
Item 13. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K................................................   12

PART I

Item 1.  Business

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

The Company has two subsidiaries: (1) Definition Technologies, Inc., (DTI), a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ-TV (WINQ) Channel 19.
WINQ also operates as a traditional television station, deriving revenues through sales of advertising time; (2) Interactive Systems, Inc. (ISI), (a Nevada Corporation), through which the Company owns a real estate condo. No other activities are performed through this subsidiary.

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

Risk Factors

Continued Control by Existing Management-The Company's management currently owns a substantial stake in the Company's outstanding Common Stock. Accordingly, new shareholders will lack an effective vote with respect to the election of directors and other corporate matters.

Dependence on Executive Officers-The Company is highly dependent on the
services of its officers.   Attracting and retaining qualified personnel is
critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents. Should the Company be unable to attract and retain qualified personnel necessary, the ability of the Company to implement its business plan successfully would be limited.

Potential Fluctuations in Quarterly Results-The Company's operating results have varied on a quarterly basis during its limited operating history, and the Company expects to experience significant fluctuation in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside of the Company's control. The Company believes that period to period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, if is likely that in some future quarter or quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's Common Stock would be materially and adversely affected.

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

Item 2. Properties

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

Item 3. Legal Proceedings

The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened, other than various claims and lawsuits arising in the normal course of business.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

(a)  Market Information

The Common Stock of the Company is traded on the OTC Electronic Bulletin Board under the symbol "DFNL"'. The range of high and low bid quotations for each quarterly period during the years ended December 31, 1997 and 1998, and the quarter ended March, 31, 1999 and June 30, 1999, as reported by the OTC Electronic Bulletin Board, is set forth in the table below:

          	Quarter Ended                      High	     Low
           -------------                     ------    ------
          	March 31, 1997	                   $ 0.50	   $0.3125
          	June 30, 1997                     $ 0.10    $0.11
          	September 30, 1997	               $ 0.25    $0.31
          	December 31, 1997	                $ 0.28	   $0.31

          	March 31, 1998                    $ 0.38    $0.41
          	June 30, 1998                     $ 0.26	   $0.29
           September 30, 1998	               $ 0.095   $0.10
          	December 31, 1998	                $ 0.04    $0.045

          	March 31, 1999	                   $ 1.125	  $1.18
          	June 30, 1999	                    $ 1.06	   $1.34

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

Item 7. Financial Statements

See Item 13 (a) (1).  Consolidated Financial Statements for the years ended
                      December 31, 1997 and 1996.               F-1 to F-14

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

PART III

Item 9. Directors and Executive Officers of the Registrant

Directors and Executive Officers
The following table sets forth the names of the current officers and directors of the Company:

                Name	               	Age	             Position
                ----                 ---              --------
   		       Donna Anderson	           61         President and CEO
   		       Charles Kiefner	          60	        Chairman and Secretary

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

Employment Contracts and Termination of Employment and Change-in-Control Agreements-The Company does not have any written employment contracts with respect to any of its executive officers. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment with the Company and its subsidiaries or from a change in control of the Company or a change in an executive officer's responsibilities following a change-in-control.

Option/SAR Grants in Last Fiscal Year-The Company did not grant any options to any person during the fiscal year ended December 31, 1998. The Company has never granted any stock appreciation rights ("SARs"), nor does it expect to grant any SARs in the foreseeable future.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of August 12, 1999, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock, and
(3) by all officers and directors of the Company, as a group. On August 12, 1999, there were approximately 11,862,429 shares of Common Stock issued and outstanding.

                                       Number of Shares
       	Name and Address of	           of Common Stock
       	5% Beneficial Owners,	         Beneficially Owned   Percent of
       	Officers and Directors         at August 12, 1999    Class(1)
        ----------------------         ------------------   ----------
       	Charles Kiefner	               5,489,500	            46%
       	238 Wilshire Blvd., Ste 149
       	Casselberry, FL 32707

       	Elmer Jones                    	1,050,000	           9%
       	238 Wilshire Blvd., Ste 149
       	Casselberry, FL 32707

       	Orville Baldridge	              1,431,000        	  12%
       	238 Wilshire Blvd., Ste 149
       	Casselberry, FL 32707

       	William B. Turner	              1,110,000       	    9%
       	429 Seaview Avenue
       	Palm Beach, FL 33480-4109

       	Donna Anderson                  1,200,000	          10%
       	4625 W. Nevso Drive, Suite 2
       	Las Vegas, NV 89103
       	_______________________

       	All Officers and Directors
        as a Group (5 persons)          6,689,500           56%


Item 12.  Certain Relationships and Related Transactions

The Company has engaged in no transaction required to be described herein.

Item 13. Exhibits

(a)(1) Financial Statements

    Independent Auditors' Report.................................F-1
    Consolidated Balance at December 31, 1998 and 1997...........F-2  F-3
    Consolidated Statement of Operations for the Years Ended
       December 31, 1998 and 1997................................F-4
    Consolidated Statement of Stockholders' Equity for the
       Years Ended December 31, 1998 and 1997....................F-5 	F-6
    Consolidated Statement of Cash Flows for the Years Ended
       December 31, 1998 and 1997................................F-7	 F-8
    Notes to Financial Statements................................F-9  F-14

27. Financial Data Schedule


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of October, 1999.

DEFINITION, LTD.

      /s/   Donna Anderson
By:   ____________________
      Donna Anderson
      President and CEO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature              Title              Date
---------              -----              ----
/s/ Donna Anderson    President and CEO   October 8, 1999

(a)(1)
                               C O N T E N T S

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

Clancy and Co., P.L.L.C.
Phoenix, Arizona

August 9, 1999

                               DEFINITON, LTD.
                         CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 1998 AND 1997

                ASSETS		                      1998	           1997
                ------                        ----            ----
Current Assets
  Cash and Cash Equivalents	               $  31,144    	$     1,990

Property and Equipment (Note 2)
   Broadcast Resource Library             	2,985,536    	  2,985,536
   Computer, Production and Broadcast
      Equipment                             	310,508        	261,398
   Building and Improvements	                469,153      	  469,153
                                           ---------       ---------
                                          	3,765,197      	3,716,087
   Less Accumulated Depreciation         	(2,525,834)    	(1,996,179)
                                           ---------       ---------
   Property and Equipment, Net	            1,239,363      	1,719,908

Other Assets
   Prepaid Airtime (Note 3)	                 146,250 	             0
                                           ---------       ---------
Total Assets                            	$ 1,416,757 	   $ 1,721,898
                                           =========       =========
The accompanying notes are an integral part of these financial statements.
                                       F-2

  LIABILITIES AND STOCKHOLDERS'	EQUITY	      	1998          	1997
  ------------------------------------        ----           ----
Current Liabilities
   Mortgage Payable, Current
      Portion (Note 4)                  	$     1,847    	$    1,655
   Accounts Payable, Trade                   	62,835        	17,500
   Payroll Tax Liabilities                   	23,700        	23,700
   Due to Related Party (Note  5)	           164,383    	         0
                                             -------         ------
Total Current Liabilities                   	252,765        	42,855

Long-Term Liabilities
  Mortgage Payable, Noncurrent
     Portion (Note 4)                         76,777 	       78,480
                                             -------        -------
Total Liabilities	                           329,542       	121,335

Stockholders' Equity
  Preferred Stock: Authorized $0.01
    Par Value, 5,000,000 Shares;
    Issued and Outstanding, None              	 None        	 None
  Common Stock: Authorized $0.001
    Par Value, 50,000,000 Shares;
    Issued and Outstanding, 25,098,580
    and 7,773,512 Shares at December 31,
    1998 and 1997                           	  25,099 	       7,774
  Additional Paid In Capital	              12,713,205   	11,090,530
  Retained Earnings (Deficit)            	(11,651,089)	  (9,497,741)
                                           ----------     ---------
Total Stockholders' Equity	                 1,087,215    	1,600,563
                                           ----------     ---------
Total Liabilities and Stockholders'
   Equity	                               $  1,416,757	  $ 1,721,898
                                            =========     =========

The accompanying notes are an integral part of these financial statements.
                                       F-3


                               DEFINITION, LTD.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998 AND 1997

                                          	Year Ended   	 Year Ended
                                           December 31,   December 31,
                                              1998           1997
                                           ------------  -----------
Revenues	                                 $   234,373   	$  205,798
Cost of Revenues	                             224,415     	  63,441
                                              -------       -------
Gross Profit	                                   9,958      	142,357

Operating Expenses
  General and Administrative               	2,150,980 	   1,014,728
                                            ---------     ---------
Operating Loss                            	(2,141,022)    	(872,371)

Other Expense
  Write-Off, Investment in Joint
    Venture (Note 6)	                               0   	(2,000,000)
  Interest Expense                        	   (12,326)	      (6,614)
                                             ---------    ---------
Total Other Expense	                          (12,326)  	(2,006,614)
                                             ---------    ---------
Net Loss Available to Common Stockholders	$ (2,153,348)	$(2,878,985)
                                             =========    =========
Basic Loss Per Common Share              	$      (0.17)	$     (0.38)
                                             =========    =========

Basic Weighted Average Common
Shares Outstanding                         	12,801,913   	7,601,011

The accompanying notes are an integral part of these financial statements.

                               DEFINITION, LTD.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                    Additional    Retained
                   	        Preferred Stock     Common    Stock     Paid In       Earnings
                            Shares    Amount    Shares    Amount    Capital      (A Deficit)         TOTAL
                            ------    ------    ------    ------    -------       --------           -----
Balance, December 31, 1996      	0 	  $   0 	 5,203,512 	$ 5,204 	$  8,711,100	 $ (6,618,756)  	$ 2,097,548

Issuance of Common Stock
For Consulting Services
Rendered, February 3, 1997	                  		 640,000    	 640 	     255,360 		                   256,000

Issuance of Common Stock
For Investment in Joint
Venture, February 3, 1997	                 		 1,340,000  	 1,340 	   1,998,660 		                 2,000,000

Issuance of Common Stock
For Services Rendered,
February 28, 1997	                            		 40,000     	 40      	 15,960 		                    16,000

Issuance of Common Stock
For Legal Services Rendered,
June 3, 1997			                                 250,000 	    250      	 49,750 		                    50,000

Issuance of Common Stock
For Legal Services Rendered,
September 3, 1997		                           	 300,000 	    300      	 59,700 		                    60,000

Net Loss, Year Ended
December 31, 1997	          	           	                                          (2,878,985)   (2,878,985)
                           -------    ------   ---------  ------      --------     ----------     ---------
Balance, December 31, 1997	      0 	       0  	7,773,512   7,774  	 11,090,530 	   (9,497,741)	   1,600,563

Issuance of Common Stock
For Cash, March 5, 1998 			                       20,000    	 20      	 19,980 		                   20,000

Cancellation of Shares
Issued For Legal Services
on September 3, 1997	                        		 (300,000) 	 (300)    	 (59,700)		                  (60,000)

Issuance of Common Stock
For Legal Services Rendered,
April 1, 1998 		                               	 600,000   	 600 	     209,400 		                   210,000

Issuance of Common Stock
For Legal Services Rendered,
April 14, 1998			                                900,000   	 900 	     314,100 		                   315,000

The accompanying notes are an integral part of these financial statements.

                                 DEFINITION, LTD.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                    Additional    Retained
                             Preferred Stock     Common    Stock    Paid In       Earnings
                             Shares    Amount    Shares    Amount   Capital      (A Deficit)         Total
                             ------    ------  ----------  ------   -------       ---------          -----
Issuance of Common Stock
For Services Rendered,
May 5, 1998	                                   		 325,000   	 325  	   194,675 		                   195,000

Issuance of Common Stock
For Cash, May 15, 1998                             30,000    	 30     	 29,970 		                    30,000

Issuance of Common Stock
For Services Rendered,
July 16, 1998                               			 1,000,000 	 1,000 	     49,000 		                    50,000

Issuance of Common Stock
For Cash, July 30, 1998                            50,000    	 50     	 49,950 		                    50,000

Issuance of Common Stock
For Cash, September 9, 1998                        50,000    	 50     	 49,950 	 	                   50,000

Issuance of Common Stock
For Cash, September 30, 1998                   			 50,000    	 50     	 49,950 		                    50,000

Issuance of Common Stock
For Services Rendered,
October 15, 1998                           			 11,500,000  11,500    	 563,500 		                   575,000

Issuance of Common Stock
For Services Rendered,
November 9, 1998                                	 100,000   	 100      	 4,900 		                     5,000

Issuance of Common Stock
For Services Rendered,
November 23, 1998                           			 3,000,000 	 3,000    	 147,000 		                   150,000

Fractional Shares	                                   		68

Loss, Year Ended
December 31, 1998 	                                                                   (2,153,348)	(2,153,348)
                            -----  -------    -----------  ------    ---------        ----------   ---------
Balance, December 31, 1998	     0 	$     0 	   25,098,580	$25,099 	$12,713,205 	$    (11,651,089)	$1,087,215
                            =====  =======    ===========  ======   ==========        ==========   =========


The accompanying notes are an integral part of these financial statements.


                                DEFINITION, LTD.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                           DECEMBER 31, 1998 AND 1997

                                          			Year Ended      Year Ended
                                             December 31,    December 31,
                                                1998	            1997
                                             -----------     -----------
Cash Flows From Operating Activities
  Net Loss	                               	 $ (2,153,348)	  $ (2,878,985)
  Adjustments to Reconcile Net Loss to
    Net Cash Used in Operating Activities
  Depreciation and Amortization	                	529,654        	477,043
  Other Noncash Items	                           	48,750 	             0
  Common Stock Issued for Services	           	1,245,000        	382,000
  Write-off, Investment/Loss From
    Joint Venture		                                    0      	2,000,000
  Bad Debt Expense                                   		0         	46,600
  Changes in Assets and Liabilities
    (Increase) Decrease in Accounts
        Receivable, Other		                            0          	5,626
     Increase (Decrease) in Accounts
        Payable, Trade   		                       45,335 	       (55,000)
                                               ---------       ---------
  Total Adjustments	                          	1,868,739 	     2,856,269
                                               ---------       ---------
Net Cash Used In Operating Activities	         	(284,609)       	(22,716)

Cash Flows From Investing Activities
  Purchase of Property and Equipment           		(49,109)       	(36,816)
                                               ---------       ----------
Net Cash Flows Used In Investing Activities	    	(49,109)	       (36,816)

Cash Flows From Financing Activities
  Principal Payment on Mortgage Payable         		(1,511)        	(1,629)
  Proceeds From the Issuance of Common Stock		   200,000               0
  Advances From Related Party	                  	164,383 	             0
                                                --------        --------
Net Cash Provided By (Used In)
Financing Activities		                           362,872         	(1,629)
                                                --------        --------
Increase (Decrease) in Cash and
   Cash Equivalents	                             	29,154 	       (61,161)

Cash and Cash Equivalents, Beginning of Year    	  1,990          	63,151
                                                 -------          -------
Cash and Cash Equivalents,  End of Year	      	$  31,144       	$   1,990
                                                 =======          =======
The accompanying notes are an integral part of these financial statements.
                                       F-7


                           DEFINITION, LTD.
                CONSOLIDATED STATEMENT OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998 AND 1997

                                              		Year Ended       Year Ended
                                                December 31,     December 31,
                                                   1998             1997
                                                -----------      -----------
Supplemental Disclosure of Cash Flow Information:

Cash paid for:
  Interest                                     	$    11,242    	$    6,614
  Income taxes                                		$         0 	   $        0

Supplemental Schedule of Noncash Investing and
Financing Activities:
Issuance of Common Stock for Services Rendered		$ 1,245,000 	   $  382,000

Exchange of Common Stock for Investment
in Joint Venture                             		 $         0   	 $2,000,000

Issuance of Common Stock for Prepaid Airtime	  	$   195,000    	$        0

The accompanying notes are an integral part of these financial statements.

                                 DEFINITION, LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

The Company consolidates its wholly owned subsidiaries DTI and ISI. All significant intercompany transactions and balances have been eliminated in consolidation. The purchase method of accounting is used for joint ventures. See Note 5.

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

                                 DEFINITION, LTD.
                       NOTES TO THE FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

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

I.  Capital Structure

The Company has implemented SFAS No. 129, "Disclosure of Information about Capital Structure," effective January 1, 1998, which established standards for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 had no effect on the Company's financial statements.

J.  Comprehensive Income

The Company has implemented SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998, which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional

                                  DEFINITION, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

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

                                 DEFINITION, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997

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

NOTE 6 - INVESTMENTS IN JOINT VENTURES

On February 3, 1997, the Company issued 1,340,000 shares of common stock for a total value of $2,000,000 in exchange for an investment in a joint venture. The contract, dated December 31, 1996, was for the acquisition of a 49%
interest in World Wide Internet Business Centres, J.V.   The Company
exchanged 1,340,000 shares of the $0.001 par value common stock valued at $2,000,000. The joint venture was formed to develop, establish and operate twenty-six, or more, business operations to be known as "World Wide Internet Business Centres". On December 31, 1997, the Company had abandoned its efforts with the joint venture and wrote off the investment of $2,000,000.

                                DEFINITION, LTD.
                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1998 AND 1997

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

Deferred Tax Asset	                     		1998            1997
------------------                        ----            ----
Net Operating Loss Carryforwards	     $  1,722,467    $  994,520
Valuation Allowance		                   (1,722,467)     (994,520)
                                         ---------       -------
Net Deferred Tax Asset	               $          0    $        0

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

                                  DEFINITION, LTD.
                         NOTES TO THE FINANCIAL STATEMENTS
                            DECEMBER 31, 1998 AND 1997

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

6) Corporate Headquarters Relocation - On June 30, 1999, the Company relocated its headquarters to Las Vegas, Nevada.
                                     F-14