Form 10QSB/A
period 1999-03-31
DEFINITION LTD
filed 1999-10-08
CIK 854877

DEFINITION, LTD.

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                             FORM 10-QSB/A

(Mark One)

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
-------  SECURITIES EXCHANGE ACT OF 19634

         For quarterly period ended March 31, 1999

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ______.

COMMISSION FILE NO.  0-20598

                               DEFINITION, LTD.
         (exact name of registrant as specified in its charter)

         NEVADA                                      75-2293489
    ---------------                                  ----------
    (State or other                                 (IRS Employer
    jurisdiction of	 	                              Identification No.)
    incorporation
    or organization)

    4625 W. Nevso Drive, Suite 2, Las Vegas, Nevada     89103
    -----------------------------------------------     -----
    (Address of principle executive offices)         (zip code)

    Registrant's telephone number, including area code: (702) 253-1333
                                                         -------------

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing for the past 90 days. Yes [ ] No [ X ]

The number of shares outstanding of the Registrant's Common Stock as of September 17, 1999, was 11,862,873, par value $0.001.
                        ----------

                               DEFINITION, LTD.
               FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 1999

TABLE OF CONTENTS                                                  PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

Consolidated Balance Sheet as of March 31, 1999.................    3
Consolidated Statement of Operations for the Three Months
    Ended March 31, 1999........................................    4
Consolidated Statement of Cash Flows for the Three Months
     Ended March 31, 1999.......................................    5
Notes to Interim Consolidated Financial Statements..............    6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2   Management's Discussion and Analysis...................    6

PART II - OTHER INFORMATION

Item 1   Legal Proceedings......................................    7
Item 2   Changes in Securities..................................    7
Item 3   Defaults Upon Senior Securities........................    7
Item 4   Submission of Matters to a Vote of Security Holders....    7
Item 5   Other Information......................................    7
Item 6   Exhibits and Reports on Form 8-K.......................    7

Signatures......................................................    7

PART I

Item 1.  Financial Statements.
------   --------------------

                                DEFINITION, LTD.
                      INTERIM CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1999 AND DECEMBER 31, 1998

                                          (Unaudited)
              	     ASSETS                 March 31,    December 31,
                                             1999	         1998
                                           --------     -----------
Current Assets
  Cash and Cash Equivalents	              $    1,773 	 $    31,144

Property and Equipment
  Broadcast Resource Library               2,985,536    	2,985,536
  Computer, Production and
    Broadcast Equipment                     	310,514      	310,508
  Building and Improvements	                 469,153   	   469,153
                                           ---------     ---------
                                          	3,765,203     	3,765,197
  Less Accumulated Depreciation          	(2,659,114)	   (2,525,834)
                                           ---------      ---------
  Property and Equipment, Net	             1,106,089 	    1,239,363

Other Assets
  Prepaid Airtime 	                          136,500 	      146,250
                                           ---------      ---------
Total Assets                             	$1,244,362 	   $1,416,757
                                           =========      =========
                                          (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY	    March 31,     December 31,
                                            1999            1998
                                           --------      -----------
Current Liabilities
  Mortgage Payable, Current Portion    	 $     1,898 	  $      1,847
  Accounts Payable, Trade                    	38,300 	        62,835
  Payroll Tax Liabilities                    	23,700         	23,700
  Due to Related Party                      	222,915        	164,383
                                             -------         -------
Total Current Liabilities                   	286,813 	       252,765

Long-Term Liabilities
  Mortgage Payable, Noncurrent Portion 	      76,284 	        76,777
                                             -------         -------

Total Liabilities	                           363,097        	329,542

Stockholders' Equity
  Preferred Stock: Authorized $0.01
    Par Value, 5,000,000 Shares;
    Issued and Outstanding, None              	 None 	          None
  Common Stock: Authorized $0.001
    Par Value, 50,000,000 Shares;
    Issued and Outstanding, 11,862,873
    and 1,254,929 Shares at March 31,
    1999 and December 31, 1998	               11,863 	         1,255
  Additional Paid In Capital             	14,347,821     	12,737,049
  Retained Earnings (Deficit)           	(13,478,419)   	(11,651,089)
                                          ----------      ----------
Total Stockholders' Equity	                  881,265 	     1,087,215
                                          ----------      ----------
Total Liabilities and
  Stockholders' Equity	                   $1,244,362 	    $1,416,757
                                           =========       =========

                                      3

                                DEFINTION, LTD.
                INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited)

                                	  Three Months     Three Months
                                      Ended            Ended
                                    3/31/99          3/31/98
                                   ------------     -----------
Revenues	                          $    37,219     	$    27,139
Cost of Revenues	                       43,910 	              0
                                        ------          -------
Gross Margin	                           (6,691)	         27,139

Operating Expenses
  General and Administrative        	1,818,631         	212,234
                                     ---------          -------
Operating Loss	                     (1,825,322)	       (185,095)

Other Expense
  Interest Expense	                      2,008 	          2,304
                                     ---------          -------
Net Loss Available to
  Common Stockholders	              $(1,827,330)	    $ (187,399)
                                     ==========         =======

Basic Loss Per Common Share        	$     (0.23)    	$    (0.48)
                                      =========         =======

Basic Weighted Average Common
Shares Outstanding	                   7,910,726        	389,010
                                      =========         =======

                                DEFINITION, LTD.
               INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (unaudited)

                                      Three Months      Three Months
                                         Ended             Ended
                                        3/31/99           3/31/98
                                      ------------      -------------
Cash Flows From Operating Activities
  Net Loss	                           	$(1,827,330)     	$  (187,399)
  Adjustments to Reconcile Net
     Loss to Net Cash Used in
     Operating Activities
  Depreciation and Amortization          		143,024 	         119,637
  Common Stock Issued for Services     		1,609,405 	               0
  Changes in Assets and Liabilities
    (Increase) Decrease in Accounts
        Receivable, Other		                      0           	(2,000)
     Increase (Decrease) in Accounts
         Payable, Trade   		               (12,560)         	 14,735
                                         ----------          -------
  Total Adjustments                    		1,739,869          	132,372
                                         ----------          -------
Net Cash Used In Operating Activities	    	(87,461)         	(55,027)

Cash Flows From Investing Activities
  Purchase of Property and Equipment             0           	(8,948)
                                          --------            -------
Net Cash Flows Used In Investing Activities	    	0           	(8,948)

Cash Flows From Financing Activities
  Principal Payment on Mortgage Payable     		(442)	               0
  Proceeds From the Issuance of
     Common Stock                              		0           	20,000
  Advances From Related Party             	 58,532           	46,000
                                           -------            ------
Net Cash Provided By Financing Activities		 58,090           	66,000
                                           -------            ------
Increase (Decrease) in Cash and
  Cash Equivalents	                       	(29,371)	           2,025

Cash and Cash Equivalents,
  Beginning of Period		                     31,144 	           1,990
                                           -------             -----
Cash and Cash Equivalents,
  End of Period	                         	$  1,773 	        $  4,015
                                           =======             =====
Supplemental Disclosure of Cash
  Flow Information:

Cash paid for:
  Interest                              		$  2,008         	$   2,303
  Income taxes		                          $      0 	        $       0

Supplemental Schedule of Noncash
 Investing and Financing Activities:
Issuance of Common Stock for
  Services Rendered	                     	$1,609,405	       $       0
Conversion of Debt to Equity		            $   11,975 	      $       0

                              DEFINITION, LTD.
            NOTES TO INTERIM CONSOLIDATED FINANCIAL INFORMATION
                               MARCH 31, 1999

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

Item 1.  Legal Proceedings.

None.

Item 2.  Changes in Securities.

As detailed in the financial statements, the Company issued 10,607,944 shares of its common stock during the three months ended March 31, 1999, as follows:

1.  30,000 shares for settlement of lawsuit $.001 per share, or $30.
2. 10,000 shares for conversion of debt to equity at $1.20 per share, or $11,975.
3.  940,000 shares for services rendered at $1.20 per share, or $1,128,000.
4.  9,627,500 shares for services rendered at $0.05 per share, or $481,375.
5.  Fractional shares issued of 444.

Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

None.


Signature page
--------------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEFINITION, LTD.

By:	/s/  Donna Anderson
-----------------------
President and
Chief Executive Officer

Dated:  October 8, 1999