Form 10QSB/A
period 1999-06-30
DEFINITION LTD
filed 1999-10-08
CIK 854877

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-QSB/A

 X      QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1999

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------  SECURITIES ACT OF 1934

        For the transition period from _________ to ________ .

        Commission File No. 0-20598.


   		                           DEFINITION, LTD.
                                ----------------
         (exact name of registrant as specified in its charter)

         NEVADA		                                     75-2293489
         ------                                       ----------
        (State or other jurisdiction of	 	          (IRS Employer
         incorporation organization)		              Identification No.)

         4625 W. Nevso Drive, Suite 2, Las Vegas, Nevada       89103
         -----------------------------------------------       -----
        (Address of principle executive offices)             (zip code)

         Registrant's telephone number, including area code:(702) 253-1333

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing for the past 90 days. Yes [ ] No [ X ]

The number of shares outstanding of the Registrant's Common Stock as of September 17, 1999, was 11,862,873, par value $.001.
                        ----------

                           					DEFINITION, LTD.
                 FORM 10-QSB/A FOR THE QUARTER ENDED JUNE 30, 1999

TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                      PAGE
                                                                    ----
Item 1   Financial Statements

Consolidated Balance Sheet as of June 30, 1999..................      3
Consolidated Statement of Operations for the Six Months
   Ended June 30, 1999..........................................      4
Consolidated Statement of Cash Flows for the Six Months
   Ended June 30, 1999..........................................      5
Notes to Interim Consolidated Financial Statements..............      6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2   Management's Discussion and Analysis

PART II  OTHER INFORMATION

Item 1   Legal Proceedings......................................
Item 2   Changes in Securities..................................
Item 3   Defaults Upon Senior Securities........................
Item 4   Submission of Matters to a Vote of Security Holders....
Item 5   Other Information......................................
Item 6   Exhibits and Reports on Form 8-K.......................

SIGNATURES .....................................................
                                       2

PART I

Item 1.  Financial Statements.

                                DEFINITION, LTD.
                    INTERIM CONSOLIDATED BALANCE SHEET
                   MARCH 31, 1999 AND DECEMBER 31, 1998

                                          (Unaudited)
        	            ASSETS	                June 30,       December 31,
                                              1999	            1998
                                            --------       -----------
Current Assets
  Cash and Cash Equivalents	               $         0 	    $     31,144

Property and Equipment
  Broadcast Resource Library                	2,985,536        	2,985,536
  Computer, Production and
    Broadcast Equipment                       	310,514          	310,508
  Building and Improvements	                   469,153       	   469,153
                                             ---------         ---------
                                            	3,765,203        	3,765,197
  Less Accumulated Depreciation            	(2,792,405)	      (2,525,834)
                                             ---------         ---------
  Property and Equipment, Net                 	972,798        	1,239,363

Other Assets
  Prepaid Airtime 	                            126,750 	         146,250
                                             ---------         ---------
Total  Assets	                             $ 1,099,548 	     $ 1,416,757
                                             =========         =========

                                            (Unaudited)
  LIABILITIES AND STOCKHOLDERS' EQUITY	       June 30,        December 31,
                                                1999              1998
                                            -----------       ------------
Current Liabilities
  Checks Issued in Excess of Cash          	$     3,857      	$         0
  Mortgage Payable, Current Portion 	             1,951   	         1,847
  Accounts Payable, Trade                       	38,300           	62,835
  Payroll Tax Liabilities                       	23,700           	23,700
  Due to Related Party                         	227,915          	164,383
                                               --------          --------
Total Current Liabilities                      	295,723          	252,765

Long-Term Liabilities
  Mortgage Payable, Noncurrent Portion           75,776 	          76,777
                                               --------          --------
Total Liabilities	                              371,499 	         329,542

Stockholders' Equity
  Preferred Stock: Authorized $0.01
    Par Value, 5,000,000 Shares;
    Issued and Outstanding, None                 	 None            	 None
  Common Stock: Authorized $0.001
    Par Value, 50,000,000 Shares;
    Issued and Outstanding, 11,862,873
    and 1,254,929 Shares at June 30,
    1999 and December 31, 1998	                  11,863             1,255
  Additional Paid In Capital	                14,347,821       	12,737,049
  Retained Earnings (Deficit)	              (13,631,635)	     (11,651,089)
                                             ----------        ----------
Total Stockholders' Equity	                     728,049 	       1,087,215
                                             ----------        ----------
Total Liabilities and Stockholders'
     Equity	                                $ 1,099,548 	     $ 1,416,757
                                              =========         =========

                                  DEFINITION, LTD.
                 INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)

                          Three Months Three Months Six Months Six Months
                              Ended       Ended       Ended      Ended
                            6/30/99      6/30/98     6/30/99    6/30/98
                          -----------  ------------  --------- -----------
Revenues	                 $    41,733 	$   17,662 	  $  78,952 	$   44,801
Cost of Revenues	              29,839    	  4,615      	73,749   	   4,615
                               ------      ------       ------      ------
Gross Profit	                  11,894 	    13,047       	5,203     	40,186

Operating Expenses
  General and Administrative 	165,110    	671,585   	1,983,741    	883,819
                              -------     -------    ---------     -------
Operating Loss	              (153,216)  	(658,538)  (1,978,538)	  (843,633)

Other Expense
  Interest Expense	                 0     	(3,023)     	(2,008)    	(5,327)
                               -------    -------    ----------    --------
Net Loss Available to
  Common Stockholders   	  $ (153,216) $ (661,561) $(1,980,546)   $(848,960)
                              =======     =======    =========      =======

Basic Loss Per Share
  of Common Stock          $    (0.01) $    (1.61) $     (0.23)   $  (2.03)
                                =====       =====         =====      =====

Weighted Average Number of
  Common Shares Outstanding 10,607,500   	 411,509  	 8,686,250 	   417,760
                            ==========     =======    =========     =======

                                 DEFINITION, LTD.
                INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)

                                         For the Six      For the Six
                                        Months Ended      Months Ended
                                          6/30/99           6/30/98
                                        ------------      ------------
Cash Flows From Operating Activities
  Net Loss	                            	$  (1,980,546)   	$   (848,960)
  Adjustments to Reconcile Net Loss
    to Net Cash Used In
    Operating Activities
  Depreciation and Amortization	             	286,065         	240,094
  Common Stock Issued for Services		        1,609,405         	465,000
  Changes in Assets and Liabilities
    (Increase) Decrease in Accounts
       Receivable          		                       0          	(2,000)
     Increase (Decrease) in Checks
       Issued In Excess of Cash               	 3,857          	 6,052
     Increase (Decrease) in Accounts
       Payable, Trade   		                    (12,560)       	  19,735
                                             --------          -------
  Total Adjustments	                       	1,886,767         	728,881
                                            ---------          -------
Net Cash Used In Operating Activities 	      	(93,779)	       (120,079)

Cash Flows From Investing Activities
  Purchase of Property and Equipment                0         	(31,981)
Net Cash Flows Used In                      ---------          -------
  Investing Activities	                            	0         	(31,981)

Cash Flows From Financing Activities
  Repayments On Long Term Debt                 		(897)           	(660)
  Proceeds From the Issuance of
    Common Stock		                                  0          	50,000
  Advances From Others		                       63,532         	100,730
Net Cash Provided By                        ---------          -------
  Financing Activities                       		62,635 	        150,070
                                            ---------          -------
Decrease in Cash and Cash Equivalents	       	(31,144)         	(1,990)

Cash and Cash Equivalents,
  Beginning of Period                        		31,144 	          1,990
                                             --------           ------
Cash and Cash Equivalents,
  at End of Period	                       	$        0      	$        0

                                             ========         ========
Supplemental Disclosure of Cash
  Flow Information:
Cash paid for:
  Interest		                               $    2,008      	$    5,985
  Income taxes	                           	$        0      	$        0

Supplemental Schedule of Noncash
  Investing and Financing Activities:
  Issuance of Common Stock for Services  		$1,609,405 	     $  465,000
  Exchange of Common Stock for
    Prepaid Airtime	                      	$        0      	$  195,000
  Conversion of Debt to Equity           		$   11,975      	$        0

                                  DEFINITION, LTD.
                NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1999

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

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

None.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DEFINITION, LTD.

By:	/s/  Donna Anderson
-----------------------
President and
Chief Executive Officer

Dated:  October 8, 1999