Form 10QSB
period 1999-09-30
DEFINITION LTD
filed 1999-11-15
CIK 854877

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

     _____x______ Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1999

     ____________ Transition Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                             Commission File No. 0-20598

                                   Definition, Ltd.
                                   ----------------
                (Exact Name ofregistrant as specified in its charter)


         NEVADA		                                      75-2293489
         ------                                        ----------
 (State or other jurisdiction of	 	                  (IRS Employer
  incorporation organization)		                      Identification No.)

              4625 W. Nevso Drive, Suite 2, Las Vegas, Nevada 89103
              -----------------------------------------------------
          (Address of principle executive offices, including zip code)

     Registrant's telephone number, including area code:  (702) 253-1333

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X ] No [ ]

The number of shares outstanding of the registrant's common stock as of November 15, 1999, was 12,201,227, par value $.001.
                                        1

                                DEFINITION, LTD.
            FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                   PAGE

Item 1 - Financial Statements

Consolidated Balance Sheet as of September 30, 1999 . . . . . .

Consolidated Statement of Operations for the Nine Months Ended
      September 30, 1999. . . . . . . . . . . . . . . . . . . .

Consolidated Statement of Cash Flows for the Nine Months Ended
      September 30, 1999. . . . . . . . . . . . . . . . . . . .

Notes to Interim Consolidated Financial Statements. . . . . . .

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis. . . . . . . . . .


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings. . . . . . . . . . . . . . . .. . . .
Item 2 - Changes in Securities. . . . . . . . . . . . . . . . ..
Item 3 - Defaults Upon Senior Securities. . . . . . . . . . . ..
Item 4 - Submission of Matters to a Vote of Security Holders. ..
Item 5 - Other Information. . . . . . . . . . . . . . . . . . ..
Item 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . . .

PART I

Item 1.  Financial Statements.

                                 DEFINITION, LTD.
                          CONSOLIDATED BALANCE SHEET
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                        (Unaudited)
               	     ASSETS	           September 30,   December 31,
                                           1999            1998
                                       ------------    -----------

Current Assets
  Cash and Cash Equivalents	          $       1,599 	  $    31,144

Property and Equipment
  Broadcast Resource Library             	2,985,536     	2,985,536
  Computer, Production and
     Broadcast Equipment                    310,514 	      310,508
  Building and Improvements	                469,153 	      469,153
                                         ----------      ---------
                                         	3,765,203     	3,765,197
  Less Accumulated Depreciation         	(2,925,696)   	(2,525,834)
                                         ----------      ---------
Property and Equipment, Net	                839,507     	1,239,363

Other Assets
  Other Advances 	                              700            	 0
  Prepaid Airtime 	                               0    	   146,250
                                         ----------      ---------
Total Other Assets                             	700       	146,250
                                         ----------      ---------
Total Assets                           	$   841,806 	  $ 1,416,757
                                         ==========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY   September 30,    December 31,
                                           1999             1998
Current Liabilities		                  -------------    -----------
  Mortgage Payable, Current Portion 	   $     1,951 	   $    1,847
  Accounts Payable, Trade                   	38,300        	62,835
  Payroll Tax Liabilities                   	23,700        	23,700
  Due to Related Party                     	227,915       	164,383
                                          ---------      ---------
Total Current Liabilities                  	291,866       	252,765

Long-Term Liabilities
  Mortgage Payable, Noncurrent Portion 	     75,776 	       76,777
                                          ---------       --------
Total Liabilities	                          367,642       	329,542

Stockholders' Equity
  Preferred Stock: Authorized $0.01
   Par Value, 5,000,000 Shares;
   Issued and Outstanding, None	               None         	 None
  Common Stock: Authorized $0.001 Par
    Value, 50,000,000 Shares; Issued
    and Outstanding, 11,451,227
    and 1,254,929 Shares at September 30,
    1999 and December 31, 1998	               11,451      	  1,255
  Additional Paid In Capital             	14,217,479 	  12,737,049
  Retained Earnings (Deficit)	           (13,754,766) 	(11,651,089)
                                          ----------    ----------
Total Stockholders' Equity	                  474,164  	  1,087,215

Total Liabilities and
Stockholders' Equity	                    $   841,806 	  $1,416,757
                                             =======     =========

                                  DEFINITION, LTD.
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998,
          AND FOR THE NINE MONTHS PERIOD SEPTEMBER 30, 1999 AND 1998

                     (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                     Three Months  Three Months   Nine Months   Nine Months
                     Period Ended  Period Ended   Period Ended  Period Ended
                     September 30, September 30,  September 30, September 30,
                         1999	         1998           1999           1998
                     ------------  ------------   ------------  -------------

Revenues	             $    4,020 	  $   24,475     $   82,972   	$  69,276
Cost of Revenues	          1,000 	      23,549 	       74,749 	     28,164
                       ---------     ---------       --------      -------
Gross Profit	              3,020 	         926         	8,223 	     41,112

Operating Expenses
  General and
   Administrative	       126,150      	256,042 	    2,109,892   	1,139,861
                        --------      --------      ---------    ---------
Operating Loss         	(123,130)	    (255,116)   	(2,101,669) 	(1,098,749)

Other Expense
  Interest Expense	            0       	(4,138)       	(2,008)	     (9,465)
                        --------       --------     ---------    ---------
Net Loss Available to
  Common Stockholders  $(123,130)  	 $(259,254)   $ (2,103,677) $(1,108,214)
                        ========       =======      ==========   ===========
Basic Loss Per Share
  of Common Stock	     $   (0.01)  	 $  (0.50)  	 $     (0.21)  $     (2.45)
		                      ========       =======       =========   ===========
Weighted Average Number
  of Common Shares
  Outstanding	        11,450,783     	 521,596    	 10,169,950     	 452,373
                      ==========       =======      ==========       =======


                                    DEFINITION, LTD.
                                 STATEMENT OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                         	(Unaudited)  (Unaudited)
                                          Nine Months   Nine Months
                                          Period Ended  Period Ended
                                          September 30, September 30,
                                              1999           1998
                                          ------------  ------------

Cash Flows From Operating Activities
  Net Loss	                              	$ (2,103,677)	$ (1,108,214)
  Adjustments to Reconcile Net Loss
   to Net Cash Used In Operating Activities
  Depreciation and Amortization              		406,356      	361,238
  Common Stock Issued for Services		         1,589,405      	515,000
  Changes in Assets and Liabilities
   (Increase) Decrease in Accounts
      Receivable          	                    	     0	       (4,725)
   (Increase) Decrease in Other Advances		        (700)	           0
    Increase (Decrease) in Accounts
      Payable, Trade   		                      (12,560)	       5,800
                                             ---------        ------
  Total Adjustments	                        	1,982,501      	877,313
                                             ---------       -------
Net Cash Used In Operating Activities 	      	(121,176)    	(230,901)

Cash Flows From Investing Activities
  Purchase of Property and Equipment                 0      	(51,062)
                                              --------       --------
Net Cash Flows Used In Investing Activities		        0      	(51,062)

Cash Flows From Financing Activities
  Proceeds (Repayments)  From Long Term Debt	    	(897)	      (1,079)
  Proceeds From the Issuance of Common Stock       		0      	200,000
  Contributed Capital		                         28,996            	0
  Advances From Others		                        63,532      	142,229
                                              --------       -------
Net Cash Provided By Financing Activities		     91,631      	341,150

Increase (Decrease) in Cash and
  Cash Equivalents	                           	(29,545)      	59,187

Cash and Cash Equivalents at Beginning
  of Period	                                   	31,144         1,990
                                               -------       -------
Cash and Cash Equivalents at End of Period	 	$   1,599    	$  61,177
                                               =======       =======

Supplemental Disclosure of Cash Flow
  Information:

Cash paid for:
  Interest	                                 	$   2,008    	$   9,465
  Income taxes                             		$       0 	   $       0

Supplemental Schedule of Noncash Investing
  and Financing Activities:
Issuance of Common Stock for Services		      $1,589,405   	$ 515,000
Conversion of Debt to Equity	               	$   11,975   	$       0
Exchange of Common Stock for Prepaid
  Airtime	                                  	$        0   	$ 195,000
Cancellation of Portion of Prepaid
  Airtime for Common Stock Issued		          $ (139,750) 	 $       0


NOTE 1.  Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999, and the statement of cash flows for the nine months ended September 30, 1999. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998
Annual Report on Form 10-KSB.

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

NOTE 3.  Prepaid Airtime

On August 13, 1999, the Company canceled 16,250 shares of common stock (325,000 shares pre 1/99 stock split) issued to Omni-Lingual Broadcasting Corp. per its agreement dated February 23, 1999. The stock was issued in exchange for airtime. Prepaid airtime was recorded on the books at $195,000, or $0.60 per share, and amortized over a period of sixty months. As of February 23, 1999, $55,250, or 17 months of the airtime, was amortized and included in the statement of operations. Also, per the agreement, 4,604 shares were issued, representing the pro-rated amount of stock earned by the airing of the Ed Taxin Show from October 1, 1997 to February 26, 1999.

NOTE 4.  Disposal of Subsidiary

The Company has entered into an agreement to sell the television subsidiary operations, Definition Technologies, Inc., to one of its stockholders, due to the financial drain on the parent Company. Plans to dispose were to be completed effective July 1, 1999. However, the agreement remains to be consummated as of the date of these financial statements. The Company anticipates closure prior to its year end, December 31, 1999.

NOTE 5.  Acquisition of New Film Library

On September 7, 1999, the Company entered into an agreement to acquire a new film library for a total cost of $2.5 million, in exchange for the issuance of 175,000 shares of its preferred stock at $10.00 per share, or $1,750,000, and 750,000 shares of its common stock at $1.00 per share, or $750,000. The Company's Board of Directors approved the transaction on October 6, 1999. The common shares were issued on October 19, 1999, and the preferred shares are expected to be issued before year end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

(1) Results of Operations
Revenues. The Company continues to operate its TV Station with revenues for the three months ended September 30, 1999 of $4,020, compared to the three months ended September 30, 1998 of $24,475, a decrease of $20,455. As discussed in the notes to the interim consolidated financial statements, the Company has plans to dispose of its television subsidiary operations, which is expected to take place prior to year end. Revenues have decreased directly as a result. Revenues for the nine month period ended September 30, 1999 versus the same period in 1998, increased from $69,276 to $82,972. There was no apparent reason for the increase. To date, the Company has not relied on any revenues for funding. During the next several years, the Company expects to derive the majority of its potential revenues from the distribution of its newly acquired film library. See notes to the interim consolidated financial statements.

General and Administrative Expenses.  During the three months ended
September 30, 1999, the Company incurred $126,150 in general and administrative expenses, a decrease of 50.7% from third quarter 1998 expenses
of $256,042.   General and administrative expenses for the nine month period ended September 30, 1999, increased 85.1% from $1,139,861 to $2,109,892.  The increase is primarily attributable to the issuance of common stock for consulting services of $1,609,405. The Company experienced a net loss of $2,103,677 for the nine months period ended September 30, 1999, compared to a net loss of the prior period of $1,108,214, or an increase of $995,463.
The majority of the loss is attributable to the common stock issued for services rendered as discussed above.

Provision for Income Taxes. As of September 30, 1999, the Company's accumulated deficit was $13,754,766. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

(2) Liquidity

The Company's liquidity position continues to be poor. Working capital continues to deteriorate. At September 30, 1999, the Company had a negative working capital of $290,267, as compared to $221,621 at December 31, 1998. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business. The Company may raise additional funds through public or private equity investment in order to expand the range and scope of its business operations. The Company may seek access to the private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

PART II

Item 1.  Legal Proceedings.
None.


Item 2.  Changes in Securities.
1. On August 13, the Company canceled 16,250 shares of common stock (325,000 pre 1/99 split) and reissued 4,604 shares of common stock to Omni-Lingual Broadcasting Corp. in accordance with a mutual agreement dated February 23, 1999. See notes to interim consolidated statements.

2. On August 23, 1999, the Company canceled 400,000 shares of common stock issued to an officer of the Company on March 1, 1999, at $0.05 per share, or $20,000.


Item 3.  Defaults Upon Senior Securities.
None.


Item 4.  Submission of Matters to Vote of Security Holders.
None.


Item 5.  Other Information.
None.


Item 6.  Exhibits and Reports on Form 8-K.
On October 12, 1999, the Company filed Form 8-K/A regarding Item 4. Changes in Registrant's certifying accountant. The amendment was filed to include as an exhibit, the letter to the Securities Exchange Commission from its prior auditors, Dance, Hinckley & Company, formerly known as Smith, Dance and Company.


                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DEFINITION, LTD.
                                    By:	________________
                                   /s/  Donna Anderson

President and
Chief Executive Officer

Dated:  November 15, 1999