Form 10-K
period 1999-12-31
DEFINITION LTD
filed 2000-05-15
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              Form 10-KSB

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Fiscal Year Ended December 31, 1999.

                      Commission File No. 0-20598

                      e Personnel Management.com
    (Name of Small Business Issuer as specified  in its Charter)

       NEVADA                                   75-2293489
(State or other jurisdiction of	 	            (IRS Employer
incorporation organization)		                  Identification No.)

                           120 St. Croix Avenue
     (Address of principle executive offices, including zip code)

                               321-799-3842
        (Registrant's  telephone number, including area code)

Securities Registered under Section 12(b) of the Act:  None

Securities Registered under Section 12(g) of the Act:

Common Stock, $0.001 par value, traded on the OTC Electronic Bulletin Board Preferred Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [x ] No [ ]

Indicate by check by mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $82,972.

Aggregate market value of Common Stock, $0.001 par value, held by non-affiliates of the registrant as of May 12, 2000: $9,979,613. Number of shares of Common Stock, $0.001 par value, outstanding as of May 12, 2000:
19,959,225.

ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

TABLE OF CONTENTS
PAGE
PART I
Item 1.  Business
Item 2.  Properties
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II
Item 5.  Market for the Registrants' Common Equity and Related
         Stockholder matters
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
Item 7.  Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III
Item 9.  Directors and Executive Officers of the Registrant
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Party Transactions

PART IV
Item 13. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

PART I

Item 1. Description of Business

e Personnel Management.com (formerly Definition, Ltd.) (the "Company") was incorporated in 1989 under the name "Stone Grill International, Inc.", under the laws of the State of Nevada. The authorized capital stock of the Corporation consists of 50,000,000 shares of Common Stock, $0.001 par value per share and 5,000,000 shares of Preferred Stock, $0.01 par value per share. On May 5, 2000, the Company filed amended articles of incorporation with the State of Nevada to change its name to e Personnel Management.com.

The Company currently is an active acquisition company recently directed in the Professional Employment Services Industry. There is, of course, no assurance that the Company will be successful in its business.

The Company's wholly owned subsidiary, Definition Technologies,Inc., (DTI) a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ-TV (WINQ) Channel 19. WINQ also operates as a traditional television station, deriving revenues through sales of advertising time.

Business Development
References to the "Company" include, WINQ-TV and DTI unless the context indicates otherwise.

WINQ-TV.   Through is subsidiary, DTI, the Company operates a community
(low power) television station, transmitting from West Palm Beach, Florida, WINQ-TV Channel 19. The transmitter has an effective radius of approximately 25 miles, and a household audience of approximately 260,000 homes in a population area containing approximately 1,000,000 people. WINQ-TV operates under a permit granted by the Federal Communications Commission. WINQ-TV broadcasts 24 hours a day, offering a broad line of programming, which includes catalog sales, infomercials, movies and sitcoms. The Company's signal is carried by the local cable operator. WINQ-TV sells television broadcast time and advertising time, produces infomercials and arranges for their production by third parties. Additionally, the Company makes duplicates of, and edits, film from its film library for sale of footage, documentaries, movies, newsreels and educational film. Effective June 30, 1999, the Company's management elected to discontinue the operations of this business.

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

Employees
The Company employed approximately twenty persons at its television station until its operations were discontinued in June 1999, and three persons at corporate headquarters, all of whom are officers of the Company. Currently, the Company contracts with outside parties for other services required to be performed by the Company, as needed.

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

Item 2. Description of Property
None.

Item 3. Legal Proceedings
The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.

Item 4. Submission of Matters to Vote of Security Holders
No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II
Item 5. Market for the Registrant's Common Equity and Related
Stockholder Matters
(a)  Market Information

The Common Stock of the Company is traded on the OTC Electronic Bulletin Board under the symbol "DFNL". The range of high and low bid quotations for each quarterly period during the years ended December 31, 1999 and 1998, and the quarter ended March 31, 2000, as reported by the OTC Electronic Bulletin Board, is set forth in the table below.

Quarter Ended          	High	       Low
------------------     ------      ------
March 31, 1998            .38        .41
June 30, 1998             .26        .29
September 30, 1998        .09        .10
December 31, 1998         .04        .05

March 31, 1999         	1.125	      1.18
June 30, 1999          	1.06       	1.34
September 30, 1999      0.81        0.62
December 31, 1999       0.81        0.43

March 31, 2000	         0.81        0.43


On May 12, 2000, the last reported bid and ask prices for the Company's Common Stock, as reported by the OTC Electronic Bulletin Board, were $0.50 and $0.56 per share, respectively. Such quotations reflect inter-dealer prices, without retail markup, retail markdown or commission, and may not represent actual transactions.

(b)  Holders
As of May 12, 2000, there were approximately 1,200 stockholders of record of the Company's Common Stock.

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

(1) Results of Operations
Revenues. The Company's revenues for 1999 were generated solely from its television station (WINQ-TV 19) operations. Revenues for 1999 were $82,972
compared to 1998 of $234,373, a decrease of  $151,401, or 65%.   Effective
June 30, 1999, the Company's management elected to discontinue the operations of the television station, currently its sole source of revenue, due to the financial drain on the Company. The results are discussed below in Discontinued Operations.

General and Administrative Expenses. General and Administrative costs increased from $2,150,980 in 1998 to $2,569,858, an increase of $418,878, or
19%. The Company continues to issued common stock for services rendered, which contributed to loss from operation during 1999 of $1,596,905 and $1,245,000 during 1998, an increase of $351,905, or 28%. The services rendered are primarily attributable to costs associated with business development of advertising and marketing programs, public relations, and legal and accounting services, resulting from Company's attempt to inquire into the possible acquisition or merger with other similar lines of business.

Also included in general and administrative expenses is $596,842 of bad debt expense representing the accumulated retained earnings of its subsidiary, DTI. The Company entered into an agreement on December 1, 1999, with Borco Equipment Company, Inc. to spin-off its subsidiary, DTI. Following the spin-off, current shareholders of the Company will hold 150,000 units of common stock of DTI. The Company recognized a loss of $596,842 on the sale of this subsidiary in the form of bad debt expense arising from accumulated retained earnings of the subsidiary.

Other Income/Expense. Included in other income is a gain on the sale of its film library in the amount of $321,882. The Company sold its film library in exchange for a $3,000,000 note, with interest from May 5, 2000, on the unpaid principal balance at the rate of 8% per annum. All principal and interest is due in full on December 29, 2002. The principal on the note (and accrued interest at the Company's discretion) is convertible into fully paid and nonassessable shares of Preferred Stock at the rate of 10% of the then designated Preferred Stock by the Board of Directors.

Included in other expense is a loss of $111,505, representing a loss on the sale of all of the assets of the television operations business. On November 17, 1999, the Company entered into an agreement with Turner Productions, Inc., William Turner (Turner), and Jan Orazio, to transfer its television operations, WINQ-TV 19 in West Palm Beach, Florida, in exchange for the issuance of 150,000 shares of common stock (Orazio, 100,000 shares and, Turner, 50,000 shares), certain equipment, and the repayment in full of certain loans made by Turner. The stock was valued at $0.05 per share, or $7,500.

Discontinued Operations. Loss on Disposition of Discontinued Operations represent the results of the Company's television operations through June 30, 1999, the effective date of the disposition. Revenues were $82,972, Costs of Revenues were $77,719, General and Administrative Expenses were $260,833, for a net loss on discontinued operations of $255,680.

(2) Liquidity and Capital Resources
At December 31, 1999, the Company had a negative working capital of $169,078, as compared to a negative working capital at December 31, 1998 of $221,621. The decrease is a result of net advances forgiven as part of the sale of assets from the Company's television operations as described above. These advances were made to the Company due to a lack of working capital to help fund the Company's ongoing expenses.

During 1999, the Company used $132,368 of net cash from operating activities as compared to $284,609 in 1998. The Company used $49,109 of working capital funds during 1998 to purchase television, video, and related equipment to support its television station operations. To raise money for ongoing business development, the Company obtained $200,000 during 1998 from the sale of common stock and was advanced $164,383 from related parties. During 1999, the Company obtained $56,932 from related parties for these same purposes. Management intends to seek additional funding from private or public equity investments to meet the increased working capital needs in the next 12 months. The Company's future funding requirements will depend upon numerous factors, including the Company's ability to acquire and successfully run newly acquired companies. There is no guarantee the Company will be successful in obtaining additional funding.

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

Item 7. Financial Statements
Consolidated Financial Statements for the years ended December 31, 1999 and
1998.      F-1 to F-17

                              C O N T E N T S

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . .	F-1
Consolidated Balance Sheet at December 31, 1999 and 1998 . . . .. . .	F-2 F-3
Consolidated Statement of Operations For the Years Ended
   December 31, 1999 and 1998 . . . . . . . . . . . . . .. . . . . . 	F-4
Consolidated Statement of Changes in Stockholders' Equity For the
   Years Ended December 31, 1999 and 1998 . . . . . . . . . . . . . .	F-5 F-7
Consolidated Statement of Cash Flows For the Years Ended
   December 31, 1999 and 1998 . . . . . . . . . . . . . .. . . . . . 	F-8 F-9
Notes to the Consolidated Financial Statements . . . . . . . . . . . 	F-10 F-16

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



                      INDEPENDENT AUDITORS' REPORT

Board of Directors
e Personnel Management.com
Palm Springs, California

We have audited the consolidated balance sheet of e Personnel Management.com (formerly Definition, Ltd.) (the Company), as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial net losses for the periods indicated. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Clancy and Co., P.L.L.C.
Phoenix, Arizona
May 5, 2000

                             E PERSONNEL MANAGEMENT.COM
                            (FORMERLY DEFINITION, LTD.)
                             CONSOLIDATED BALANCE SHEET
                             DECEMBER 31, 1999 AND 1998

ASSETS	                                          1999	          1998
                                                -----          -----
Current Assets
  Cash and Cash Equivalents	               $       406 	     $   31,144

Property and Equipment, Net (Note 3)	                0       	1,239,363

Other Assets
   Note Receivable (Note 4)                 	3,000,000 	              0
   Other Receivables	                            1,150               	0
   Prepaid Airtime (Note 5)	                         0      	   146,250
                                             ---------        ----------
Total Other Assets	                          3,001,150      	   146,250
                                             ---------        -----------
Total Assets                              	$ 3,001,556      	$ 1,416,757
                                             =========         ==========

                                    F-2
The accompanying notes are an integral part of these financial statements.

                        E PERSONNEL MANAGEMENT.COM
                        (FORMERLY DEFINITION, LTD.)
                        CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1999 AND 1998


LIABILITIES AND STOCKHOLDERS' EQUITY	            1999	           1998
                                                 ----            ----
Current Liabilities
   Mortgage Payable, Current
      Portion (Note 6)	                     $       0       	$    1,847
   Accounts Payable, Trade                    	40,000           	62,835
   Payroll Tax Liabilities                    	23,700 	          23,700
   Due to Related Party (Note 7)             	105,784          	164,383
                                              -------           -------
Total Current Liabilities                    	169,484          	252,765

Long-Term Liabilities
   Mortgage Payable, Noncurrent
     Portion (Note 6)	                              0            76,777
                                              -------           -------
Total Liabilities	                            169,484          	329,542

Stockholders' Equity
   Preferred Stock: Authorized $0.01
     Par Value, 5,000,000 Shares;
     Issued and Outstanding, 150,000         	  1,500 	            None
   Common Stock: Authorized $0.001 Par
     Value, 50,000,000 Shares;Issued
     and Outstanding, 12,351,227 Shares
     and 1,254,929, respectively	               12,351            1,255
   Additional Paid In Capital	              16,489,181      	12,737,049
   Retained Earnings (Deficit)            	(13,670,960)	    (11,651,089)
                                           -----------       ----------
Total Stockholders' Equity	                  2,832,072     	  1,087,215
	                                          -----------       ----------
Total Liabilities and Stockholders' Equity	$ 3,001,556      $ 1,416,757
                                           ===========        =========

                                       F-3
The accompanying notes are an integral part of these financial statements.

                            E PERSONNEL MANAGEMENT.COM
                           (FORMERLY DEFINITION, LTD.)
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


Year Ended December 31, 	                      1999	              1998
                                               ----               ----
Revenues                                  	$         0 	    $   234,373
Cost of Revenues	                                    0 	        224,415
                                              --------          -------
Gross Profit	                                        0 	          9,958

Operating Expenses
  General and Administrative	                2,569,858       	2,150,980
                                             ---------        ---------
Operating Loss	                             (2,569,858)     	(2,141,022)

Other Income (Expense)
  Loss on Sale of Assets (Note 8)            	(111,505)              	0
  Gain on Sale of Film Library (Note 4)       	321,882               	0
  Interest Expense	                             (1,552)	        (12,326)
                                             ----------       ---------
Total Other Expense	                           208,825        	 (12,326)
                                             ----------       ---------
Loss From Operations	                       (2,361,032)	     (2,153,348)

Discontinued Operations
  Loss on Disposition of Discontinued
    Operations (Note 8)	                      (255,680)               0
                                             ---------        ---------
Net Loss Available to Common Stockholders 	$(2,616,713)    	$(2,153,348)
                                            ==========       ==========

Basic Loss Per Common Share
  Loss From Operations                    	$     (0.22)	    $     (0.17)
  Discontinued Operations	                       (0.02)	              0
                                            -----------      -----------
Net Loss Available to Common Stockholders 	$     (0.24)    	$     (0.17)
                                                 ======           ======

Basic Weighted Average Common Shares
  Outstanding	                              10,702,658       	12,801,913
                                            ==========       ===========

                                  F-4
The accompanying notes are an integral part of these financial statements.

                          E PERSONNEL MANAGEMENT.COM
                          (FORMERLY DEFINITION, LTD.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                	               Preferred Stock   Common    Stock   Additional    Retained
                                Shares    Amount  Shares    Amount  Paid In       Earnings          Total
                                                                    Capital       (Deficit)
                                -------  -------  ------    ------  -------       ---------         -------
Balance, December 31, 1997	          0 	$      0 	388,676 	$   389	$ 11,097,915 	 $ (9,497,741) $  1,600,563

Issuance of Common Stock
For Cash, March                                  			1,000 	      1      	19,999        		             20,000

Cancellation of Shares Issued
For Legal Services, September 1997			             (15,000)	    (15)   	 (59,985)	                 	  (60,000)

Issuance of Common Stock For
Legal Services Rendered,
April 			                                          30,000     	 30    	 209,970 		                    210,000

Issuance of Common Stock
For Legal Services Rendered, April             			 45,000     	 45    	 314,955                 		    315,000

Issuance of Common Stock For Services
Rendered, May 	                                 		 16,250     	 16    	 194,984 		                    195,000

Issuance of Common Stock For Cash		                	1,500       	2      	29,998 	 	                    30,000

Issuance of Common Stock For Services
Rendered, July 	                                		 50,000     	 50     	 49,950 		                     50,000

Issuance of Common Stock For
Cash, July 	                                      		2,500       	2      	49,998                    	  	50,000

Issuance of Common Stock For
Cash, September 		                                 	2,500       	2      	49,998                      		50,000

Issuance of Common Stock For
Cash, September                                     2,500      	 3     	 49,997                        50,000

Issuance of Common Stock For
Services Rendered, October 	                   		 575,000 	    575    	 574,425 		                    575,000

Issuance of Common Stock For
Services Rendered, November 			                     5,000      	 5 	      4,995 	                       5,000

Issuance of Common Stock
For Services Rendered, November 	              		 150,000    	 150    	 149,850 		                    150,000

Fractional Shares		                                    	3

Loss, Year Ended December 31, 1998 	           	            	                        (2,153,348)   (2,153,348)
                             ------    -------   ----------  ------- ----------       ----------    ---------
Balance, December 31, 1998	       0          0  	1,254,929    1,255  	12,737,049 	   (11,651,089)   1,087,215

Issuance of Common Stock
For Cancellation of Debt, January 		              	 30,000     	 30                      	 		              30

Issuance of Common Stock
For Services Rendered, February 		             	 9,627,500  	 9,628    	 471,747 		                   481,375

Issuance of Common Stock
For Services Rendered, March 	                  		 940,000    	 940  	 1,127,060 		                 1,128,000

Issuance of Common Stock
For Conversion of Debt to
Equity, March			                                    10,000     	 10     	 11,965 		                    11,975

Cancellation of Common
Stock Issued For Services
Rendered, 1998		                                 	 (11,646)   	 (12)	   (139,738)	 	                  (139,750)

Cancellation of Common Stock
Issued For Services
Rendered, February 		                           	 (400,000)	   (400)	   (19,600)		                      (20,000)

Issuance of Common Stock
For Services Rendered, November 		               	 150,000    	 150     	 7,350 		                        7,500

Issuance of Common Stock
and Preferred Stock In
Exchange For Film Library	     150,000 	 1,500 	   750,000    	 750 	 2,247,750 		                    2,250,000

Capital Contributions	                                               				45,598 		                       45,598

Fractional Shares			                                   444

Removal of Subsidiary
Retained Earnings	                                                    				      	       596,842 	           596,842

Loss, December 31, 1999	              	          	                 	          	      (2,616,713)    	    (2,616,713)
                                -----      -----    -------   ------  ------------    ---------           ----------
Balance, December 31, 1999    	150,000 	  $1,500 	12,351,227 	$12,351 	$16,489,181 	$(13,670,960)	     $  2,830,572
                               =======     =====  ==========  ======   ===========   ============         =========

                          E PERSONNEL MANAGEMENT.COM
                          (FORMERLY DEFINITION, LTD.)
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1999 AND 1998

Year Ended December 31,                        	1999	              1998
                                                ----               ----
Cash Flows From Operating Activities
  Net Loss                                	$  (2,616,713)	  $  (2,153,348)
  Adjustments to Reconcile Net Loss
   to Net Cash Used In Operating Activities
  Depreciation and Amortization	                 512,985         	529,654
  Other Noncash Items	                                 0          	48,750
  Loss on Sale of Assets (Note 8)               	111,505               	0
  Gain on Sale of Film Library (Note 4)	        (321,882)	              0
  Bad Debt Expense-Sale of Subsidiary (Note 1)  	596,842               	0
  Common Stock Issued for Services            	1,596,905       	1,245,000
  Changes in Assets and Liabilities
    (Increase) Decrease in Other Receivables	     (1,150)	              0
     Increase (Decrease) in Accounts Payable     (10,860)	         45,335
                                               ---------         --------
  Total Adjustments	                           2,484,345       	1,868,739
                                               ---------        ---------
Net Cash Used In Operating Activities          	(132,368)	       (284,609)

Cash Flows From Investing Activities
  Purchase of Property and Equipment                   0         	(49,109)
                                               ---------         ---------
Net Cash Flows Used In Investing Activities	           0         	(49,109)

Cash Flows From Financing Activities
  Principal Payment on Mortgage Payable            	(900)	         (1,511)
  Proceeds From the Issuance of Common Stock	          0         	200,000
  Capital Contributions	                          45,598               	0
  Net Advances From Related Party	                56,932         	164,383
                                               ---------          --------
Net Cash Provided By Financing Activities       	101,630         	362,872
                                               ---------          --------
Increase (Decrease) in Cash and Cash
   Equivalents	                                  (30,738)	          29,154
Cash and Cash Equivalents at Beginning of Year   	31,144          	  1,990
                                               ---------          --------
Cash and Cash Equivalents at End of Year     	$      406 	       $  31,144
                                               =========          ========

                                    F-8
The accompanying notes are an integral part of these financial statements.

Year Ended December 31, 	                           1999            	1998
                                                    ----             ----
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Interest	                                   $   1,552	         $  11,242
  Income taxes	                               $       0	         $       0


Supplemental Schedule of Noncash Investing
and Financing Activities:
Issuance of Common Stock for Services
  Rendered	                                   $1,596,905        	$1,245,000
Issuance (Cancellation) of Common Stock
  for Prepaid Airtime	                        $ (139,750)       	$  195,000
Issuance of Common Stock For Conversion
  of Debt to Equity	                          $   11,975        	$        0
Acquisition of Film Library in Exchange
  For Common/Preferred Stock                	 $2,250,000	        $        0
Sale of Film Library in Exchange For
  Note Receivable	                            $3,000,000	        $        0
Gain on Sale of Film Library                 	$  321,882        	$        0
Bad Debt Expense - Sale of Subsidiary        	$  596,842	        $        0
Loss on Sale of Assets                       	$  111,805        	$        0

                                    F-9
The accompanying notes are an integral part of these financial statements.

                         E PERSONNEL MANAGEMENT.COM
                        (FORMERLY DEFINITION, LTD.)
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999 AND 1998
NOTE 1 - ORGANIZATION
         ------------
e Personnel Management.com (formerly Definition, Ltd.) (the "Company") was incorporated in 1989 under the name "Stone Grill International, Inc.", under the laws of the State of Nevada. The authorized capital stock of the Corporation consists of 50,000,000 shares of Common Stock, $0.001 par value per share and 5,000,000 shares of Preferred Stock, $0.01 par value per share. On January 8, 1999, the Board of Directors approved a 20:1 reverse stock split at $0.001 par value (no affect to par value). All per share and per share information have been adjusted retroactively.

The Company's wholly owned subsidiary, Definition Technologies, Inc., (DTI) a Texas corporation, operates a community (low-power) television station transmitting from West Palm Beach, Florida, WINQ-TV (WINQ) Channel 19. WINQ also operates as a traditional television station, deriving revenues through sales of advertising time. The operations of this subsidiary were discontinued in June of 1999. See Note 8.

On December 1, 1999, the Company entered into an agreement with Borco Equipment Company, Inc. to spin-off its subsidiary, DTI. Following the spin-off, current shareholders of the Company will hold 150,000 units of common stock of DTI. Each unit consists of one share of common stock, $0.001 par value, one Class A common stock purchase warrant, and one Class B common stock purchase warrant. Each Class A warrant entitles the holder to purchase one share of common stock at a price of $5.00, for a 180 day period, from 90 days until 180 days from the effective date of the merger. Each Class B warrant entitles the holder to purchase one share of common stock at a price of $5.00, at any time from 365 days to 730 days from the effective date of the merger. The Company recognized a loss of $596,842 on the sale of this subsidiary in the form of bad debt expense arising from accumulated retained earnings of the subsidiary.

The Company is an active acquisition company recently directed in the Professional Employment Services Industry. There is, of course, no assurance that the Company will be successful in its endeavors.

The financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The Company has incurred substantial net losses in recent years and used substantial amounts of working capital in its operations. These factors raise substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. The Company's ability to achieve these objectives cannot be determined at this time. It is the Company's belief that it will continue to incur losses for the next 12 months, and as a result, will require additional funds. The additional funding will be accomplished by seeking funds from private or public equity investments to meet such needs. There are no guarantees the Company will be successful in obtaining these funds.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------
Accounting Method
-----------------
The Company's financial statements are prepared using the accrual method of accounting.

Cash and Cash Equivalents
-------------------------
The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Definition Technologies, Inc. Intercompany transactions have been eliminated in consolidation.

Purchase Method
---------------
Investments in companies have been included in the financial report using the purchase method of accounting on the basis of the fair value of the acquired assets less liabilities assumed. The Company retains the acquired company as a subsidiary.

Property and Equipment
----------------------
Property and equipment, stated at cost, is depreciated under the straight-line method over their estimated useful lives, ranging from three to thirty-nine years. Expenditures for repairs and maintenance are expense as incurred.

Revenue Recognition
-------------------
Revenue is recognized when earned.

Cost Recognition
----------------
Selling, general, and administrative costs are expensed as incurred. Advertising costs are expensed as incurred. Research and development expenses are expensed as incurred.

Use of Estimates
----------------
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates.

Income Taxes
------------
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

         -------------------------------------------
Long-Lived Assets
-----------------
The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assetsused in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

Per Share of Common Stock
-------------------------
Effective January 1, 1997, basic earnings or loss per share has been computed based on the weighted average number of common shares outstanding. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Diluted weighted average shares outstanding exclude the potential common shares from warrants and stock options because to do so would have been antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123, effective January 1, 1997.

Capital Structure
-----------------
The Company has implemented SFAS No. 129, "Disclosure of Information about Capital Structure," effective January 1, 1998, which established standards for disclosing information about an entity's capital structure. The implementation of SFAS No. 129 had no effect on the Company's financial statements.

Comprehensive Income
---------------------
The Company has implemented SFAS No. 130, "Reporting Comprehensive Income," effective January 1, 1998, which requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The implementation of SFAS No. 130 had no effect on the Company's financial statements.

         ------------------------------------------
Business Segment Information
----------------------------
The Company implemented SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective January 1, 1998. The implementation of SFAS No. 131 had no effect on the Company's financial statements.

Start-Up Costs
--------------
Effective January 1, 1998, the Company also adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. This new requirement had no effect on the Company's financial statements.


Reclassifications
-----------------
Certain prior period amounts have been reclassified to conform to the current year presentation.

Pending Accounting Pronouncements
---------------------------------
It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - PROPERTY AND EQUIPMENT
         ----------------------

Property and equipment consists of the following at December 31, 1998:

Broadcast Resource Library		                        $  2,985,536
Computer, Production and Broadcast Equipment	            310,508
Building and Improvements		                              469,153
                                                       ---------
Total                            				                  3,765,197
Accumulated Depreciation		                            (2,525,834)
                                                       ---------
Net Book Value	                     		              $  1,239,363
                                                       =========

Depreciation expense charged to operations during 1999 and 1998 was $506,482 and $529,654, respectively.

NOTE 4 - NOTE RECEIVABLE
         ---------------
On December 29, 1999, the Company sold its film library in exchange for a $3,000,000 note, with interest from May 5, 2000, on the unpaid principal balance at the rate of 8% per annum. All principal and interest is due in full on December 29, 2002. The principal on the note (and accrued interest at the Company's discretion) is convertible into fully paid and nonassessable shares of Preferred Stock at the rate of 10% of the then designated Preferred Stock by the Board of Directors. The Company recognized a $321,882 gain on the sale of the library. Net book value of the film library sold was $2,678,118.

NOTE 5 - PREPAID AIRTIME
         ---------------
On May 6, 1998, the Company issued 325,000 shares of common stock at $0.60 per share, or $195,000, to Omni-Lingual Broadcasting Corp. (Omni) in exchange for airtime of The Ed Taxin Show for the period from October 1, 1997 to February 26, 1999. As of December 31, 1998, 15/60 of the airtime has elapsed. The balance represents prepaid airtime at December 31,1998 of $146,250.

On February 23, 1999, Omni and the Company mutually agreed to cancel the airtime agreement. Omni agreed to return the original 325,000 shares of common stock issued and the Company agreed to issue 92,083.34 shares of common stock representing 17/60 of the airtime used. The transaction was completed in August 1999.

NOTE 6 - MORTGAGE PAYABLE
         ----------------
Mortgage Payable of $78,624 at December 31, 1998, represents a note payable in the original amount of $84,000, for the purchase of an office condominium located in Lake Park, Florida. The note is payable in monthly installments of approximately $867, including interest at an initial rate of 11%.  The
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

NOTE 7 - RELATED PARTY TRANSACTIONS
         --------------------------
From time to time, certain related parties advance monies to fund the operating expenses of the Company as needed. At December 31, 1999 and 1998, the Company was indebted to certain related parties in the amount of $105,784 and $164,383, bearing no interest, and due on demand.

NOTE 8 - DISCONTINUED OPERATIONS
         ------------------------
Effective June 30, 1999, the Company's Board of Directors approved management's plan to dispose of the Company's television operations due to the financial drain on the Company. Certain information with respect to discontinued operations is summarized as follows:

         ----------------------------------
Revenues		                              	$   82,972

Cost of Revenues		               	           77,819
General and Administrative Expenses	 	      260,833
                                            -------
Costs and Expenses	                    		   338,652
                                            -------
Net Loss	                              		$  255,680
                                            =======
The Company also sold all of the assets of the television operations business. On November 17, 1999, the Company entered into an agreement with Turner Productions, Inc., William Turner (Turner), and Jan Orazio, to transfer its television operations, WINQ-TV 19 in West Palm Beach, Florida, in exchange for the issuance of 150,000 shares of common stock (Orazio, 100,000 shares and, Turner, 50,000 shares), certain equipment, and the repayment in full of certain loans made by Turner. The stock was valued at $0.05 per share, or $7,500. The Company recognized a $111,505 loss on the disposal of the assets.

NOTE 9 - INCOME TAXES
         ------------
The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

Deferred Tax Asset	        	                   	1999           1998
                                             --------       --------
Net Operating Loss Carryforwards	          $  915,849    $  1,722,467
Valuation Allowance		                        (915,849)     (1,722,467)
                                              -------        --------
Net Deferred Tax Asset	                    $        0    $          0
                                              =======        ========

At December 31, 1999, the Company has available net operating loss carryforwards of approximately $2,600,000 for tax purposes to offset future taxable income, which expire principally in the year 2012.

Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

NOTE 10 - STOCK OPTION PLAN
          -----------------
The Company adopted the 1999 KEY EMPLOYEE/DIRECTOR STOCK OPTION PLAN (the "Plan") effective October 19, 1999, and has reserved 1,000,000 shares for issuance thereunder. The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's plan are granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date. As of the date of issuance of these financial statements, no options have been granted.

NOTE 11 - SUBSEQUENT EVENTS
          -----------------
(1) On January 7, 2000, the Company entered a consulting agreement with Kevin Smith for a period of one year commencing immediately and renewable for a successive six-month period by mutual agreement. The Company agreed to issue 250,000 shares of common stock as compensation.

(2) On January 7, 2000, the Company agreed to issue a total of 750,000 shares of common stock to its directors for services rendered.

(3) On March 9, 2000, the Company agreed to issue 75,000 shares of common stock to Jack F. Fitzmaurice, attorney, for services in connection with the acquisition of IMSC and any disputes arising therefrom. The term of the contract is for one year.

(4) On March 14, 2000, the Company entered into a "Stock Exchange Agreement" with Russell P. Ferry (Ferry), owner of 15,000 shares of Interstate Management Services Company (IMSC) common stock, a Company incorporated in the State of Nevada with an authorized capital of 25,000 shares of common stock, no par value, of which 20,000 shares are duly and validly issued and outstanding. The Company issued 750,000 shares of common stock in exchange for Ferry's 15,000 shares of IMSC common stock.

(5) On April 1, 2000, the Company entered into an Employment Agreement with Russell P. Ferry to act as Chief Executive Officer and to serve as a member of the Board of Directors to the Company, for a period of twenty-four (24) months, effective April 1, 2000. Compensation for services is $65,000 per annum, payable monthly.

(6) On April 5, 2000, the Board of Directors agreed to issue 199,998 shares of common stock to certain individuals representing RTS Investor Relations to provide investor relations under a one year contract.

(7) On April 9, 2000, the Company agreed to issue 4,468,000 shares of common stock to certain individuals or entities as compensation for current and future services to the Company.

          -----------------------------
(8) On April 12, 2000, the Company agreed to issue 350,000 shares of common stock in partial consideration under a settlement agreement to which Russell P. Ferry was a party.

(9) On May 5, 2000, the Company filed amended articles of incorporation with the State of Nevada to change its name to e Personnel Management.com.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers
The following table sets forth the names of the current officers and directors of the Company.

Name                        		Age	                  Position
--------------               -----                -----------
Donna Anderson	               63                   President

Charles Kiefner	              61                   Secretary

No family relationships exist among the officers and directors of the Company.

Compensation of Directors
During the fiscal year ended December 31, 1999 and 1998, the Company had no standard or other arrangement pursuant to which directors of the Company were compensated for any services as a director or for committee participation or special assignments.

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

Option/SAR Grants in Last Fiscal Year
The Company did not grant any options to any person during the fiscal year ended December 31, 1999. The Company has never granted any stock appreciation rights ("SARs"), nor does it expect to grant any SARs in the foreseeable future.

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information as of May 12, 2000, with respect to the beneficial ownership of the Company's Common Stock (1) by the Company's officers and directors, (2) by shareholders known to the Company to own five percent or more of the Company's Common Stock and (3) by all officers and directors of the Company, as a group. On May 12, 2000, there were approximately 19,959,225 shares of Common Stock issued and outstanding.

                       		       Number of Shares
	Name and Address of	           of Common Stock
	5% Beneficial Owners,	         Beneficially Owned	          Percent of
	Officers and Directors 	       at May 12, 2000	             Class (1)
 -----------------------        ------------------           -----------

	Charles Kiefner
	120 St. Croix Avenue
	Cocoa Beach, FL 32931	            2,500,000                  13%

	Elmer J. Jones
	120 St. Croix Avenue
	Coca Beach, FL 32931              1,050,000                   5%

	William B. Turner
	429 Seaview Avenue
	Palm Beach, FL 33480-4109	        1,160,000                   6%

	Donna Anderson
	120 St. Croix Avenue
	Cocoa Beach, FL 32931             2,500,000                  13%

	_______________________

	All Officers and Directors
 as a Group (5 persons)


Item 12.  Certain Relationships and Related Transactions
The Company has engaged in no transaction required to be described herein.

Item 13. Exhibits and Reports on Form 8-K.
1.  8-K/A filed October 12, 1999, for Change in Registrant's Certifying
    Accountant.
2. 8-K filed December 7, 1999 for Disposition of Assets per agreement dated November 17, 1999.


                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2000.

                                   e Personnel Management.com
                                  (formerly DEFINITION, LTD.)

                                   By:_______________________
                                    /s/ Donna Anderson
                                    President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.