Form 10-Q
period 2000-03-31
E PERSONNEL MANAGEMENT COM
filed 2000-05-31
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period from   to       .

                        Commission File No. 0-20598

                         e Personnel Management.com
                         (formerly Definition, Ltd.)
           (exact name of registrant as specified in its charter)

         NEVADA		                                      75-2293489
 (State or other jurisdiction of                    (IRS Employer
 incorporation organization)                        Identification No.)


                120 St. Croix Avenue, Cocoa Beach, FL 32931
        (Address of principal executive offices, including zip code)

                              (321) 799-3842
            (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of May 12, 2000: 19,959,225.

                            E Personnel Management.com
                            (formerly DEFINITION, LTD.)

                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2000

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheet as of March 31, 2000.................       1
Consolidated Statement of Operations for the Three Months Ended
   March 31, 2000...............................................       2
Consolidated Statement of Cash Flows for the Three Months Ended
   March 31, 2000...............................................       3
Notes to Interim Consolidated Financial Statements..............       4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis..................        5

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings....................................         6
Item 2 - Changes in Securities................................         6
Item 3 - Defaults Upon Senior Securities......................         6
Item 4 - Submission of Matters to a Vote of Security Holders..         6
Item 5 - Other Information....................................         6
Item 6 - Exhibits and Reports on Form 8-K.....................         6
         Signatures...........................................         6

PART I
Item 1.  Financial Statements.

                           E PERSONNEL MANAGEMENT.COM
                           (FORMERLY DEFINITION, LTD.)
                           CONSOLIDATED BALANCE SHEET
                         MARCH 31, 2000 AND DECEMBER 31, 1999

                                      	(Unaudited)
                                       March 31,    December 31
ASSETS                                 2000           1999
------                                 ---------    -----------
Current Assets
  Cash and Cash Equivalents	         $     105 	    $      406

Other Assets
  Note Receivable                   	3,000,000      	3,000,000
  Other Advances 	                       1,150   	       1,150
                                     ---------       ---------
Total Other Assets	                  3,001,150      	3,001,150
                                     ---------       ---------
Total  Assets                      	$3,001,255    	 $3,001,556
                                     =========       =========

		                                   (Unaudited)
                                      March 31,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY     2000           1999
                                       ---------      ----------
Current Liabilities
  Accounts Payable, Trade          	$   40,000      	$  40,000
  Payroll Tax Liabilities              	23,700         	23,700
  Due to Related Party                	123,883        	105,784
                                       -------         --------
Total Current Liabilities             	187,583         	169,484
                                       -------         --------
Total Liabilities                     	187,583         	169,484

Stockholders' Equity
  Preferred Stock: Authorized
    $0.01 Par Value, 5,000,000
    Shares; Issued and Outstanding,
    1,500 and 1,500                      1,500             1,500
  Common Stock: Authorized $0.001
    Par Value, 50,000,000 Shares;
    Issued and Outstanding,
    14,241,227 and 12,351,227           14,241         	  12,351
  Additional Paid In Capital	       16,658,292       	16,489,181
  Retained Earnings (Deficit)	     (13,860,361)     	(13,670,960)
                                    ----------        ----------
Total Stockholders' Equity          	2,813,672        	2,832,072

Total Liabilities and               ----------        ----------
Stockholders' Equity	              $ 3,001,255 	     $ 3,001,556
                                     =========         =========

                        E PERSONNEL MANAGEMENT.COM
                       (FORMERLY DEFINITION, LTD.)
                  CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  		(Unaudited)
                                   Three Months         Three Months
                                   Ended March 31,      Ended March 31,
                                      2000	                 1999
                                   --------------       ---------------
Revenues	                           $          0 	       $   37,219
Cost of Revenues	                              0 	           43,910
                                      ----------           -----------
Gross Margin                                  	0            	(6,691)

Operating Expenses
  General and Administrative	            189,401         	1,818,631
                                      ----------          -----------
Operating Loss	                          189,401 	       (1,825,322)

Other Expense
  Interest Expense	                            0       	      2,008
                                       ---------          -----------
Net Loss Available to Common
Stockholders	                        $  (189,401)	       $(1,827,330)
                                        ========           =========
Basic Loss Per Common Share         	$     (0.01)	       $      (0.23)
	                                          =====                =====
Basic Weighted Average Common
Shares Outstanding	                   13,336,227           	7,910,726
                                      ==========            =========

                         E PERSONNEL MANAGEMENT.COM
                         (FORMERLY DEFINITION, LTD.)
                   CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   			(Unaudited)
                                       Three Months         Three Months
                                       Ended March 31,      Ended March 31,
                                          2000                 1999
                                       --------------       -------------
Cash Flows From Operating Activities
  Net Loss                          	  	$  (189,401)       	$(1,827,330)
  Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities
  Depreciation and Amortization		                 0            	143,024
  Common Stock Issued for Services		        171,000          	1,609,405
  Changes in Assets and Liabilities
    Increase (Decrease) in Accounts
      Payable, Trade   		                         0         	   (12,560)
                                            -------           ---------
  Total Adjustments	                       	171,000          	1,739,869
                                            -------           ---------
Net Cash Used In Operating Activities	     	(18,401)	           (87,461)

Cash Flows From Investing Activities	 	         -                 	-

Cash Flows From Financing Activities
  Principal Payment on Mortgage Payable		         0               	(442)
  Advances From Related Party	              	18,100            	 58,532
                                            -------              ------
Net Cash Provided By Financing Activities		  18,100 	            58,090
                                            -------              ------
Decrease in Cash and Cash Equivalents	        	(301)	           (29,371)
Cash and Cash Equivalents, Beginning
    of Period	                                 	406             	31,144
                                            -------             -------
Cash and Cash Equivalents, End of Period 	$     105           	$  1,773
                                            =======             =======

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Interest                              		$       0           	$  2,008
  Income taxes		                          $       0 	          $      0

Supplemental Schedule of Noncash
Investing and Financing Activities:

Issuance of Common Stock for
  Services Rendered		                     $ 171,000          	 $1,609,405
Conversion of Debt to Equity		            $       0 	          $   11,975

                      E PERSONNEL MANAGEMENT.COM
                      (FORMERLY DEFINITION, LTD.)
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2000


NOTE 1.  Statement of Information Furnished
-------------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000, and the statement of cash flows for the three months ended March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the accompanying consolidated financial statements and notes thereto incorporated by reference in the Company's 1999 Annual Report on Form 10-KSB.

NOTE 2.  Acquisition of Subsidiary
----------------------------------
On March 14, 2000, the Company issued 750,000 shares of common stock to Russell P. Ferry in exchange for 75% ownership in Interstate Management Services Company (IMSC) common stock. Currently, the Company is unable to determine the book value of the subsidiary. Complete information is forthcoming, and when accurate figures are produced, the financial information for the quarter ended March 31, 2000, will be updated. The shares were issued on April 4, 2000.

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

(1) Results of Operations

Revenues. The Company revenues for the three months ended March 31, 1999, were $37,219. There were no revenues for the three months ended March 31, 2000. The Company discontinued its operations from its television station, its only source of revenue, in June of 1999. No revenues have been derived since that date. The Company does not rely on revenues of funding.

General and Administrative Expenses. During the three months ended March 31, 1999, the Company incurred $1,818,631 in general and administrative expenses, an decrease of $1,629,230, or 90%, from first quarter 2000 expenses of $189,401. The decrease is primarily attributable to the issuance of common stock for consulting services of $1,438,405. The Company experienced a net loss of $189,401 for the current period compared to a net loss of the prior period of $1,827,330, or an increase of $1,637,829. The majority of the loss is attributable to the common stock issued for services rendered as discussed above. Additionally, the Company's discontinuance of its television operations in June 1999, has helped to lighten the financial drain on the Company.

Provision for Income Taxes. As of March 31, 2000, the Company's accumulated deficit was $13,860,361. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

(2) Liquidity

The Company's liquidity position continues to be poor. Working capital continues to deteriorate. At March 31, 2000, the Company had a negative working capital of $187,748, as compared to $169,078 at December 31, 1999. Net advances from stockholder were $18,100 to help fund working capital operations. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business. The Company has been dependent upon funds advanced from stockholders to support its working capital needs. The Company may raise additional funds through public or private equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

PART II

Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.
As detailed in the financial statements, the Company issued 1,890,000 shares of its common stock during the three months ended March 31, 2000, as follows:

1. 	1,140,000 shares of common stock issued for services at $0.15 per share, or $171,000.
2. 	750,000 shares of common stock issued for 75% in acquisition of
    subsidiary.  See Note 2 to	interim financial statements.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
1. Form 8-K filed on May 11, 2000, for name change from Definition, Ltd. to e Personnel Management.com.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              	  e Personnel Management.com

                                 By:	 _____________________
                                 /s/  Donna Anderson
                                      President


                                 Dated:  May 12, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.