Form 10QSB
period 2000-06-30
E PERSONNEL MANAGEMENT COM
filed 2000-08-15
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the Quarterly Period Ended June 30, 2000

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

                    120 St. Croix Avenue, Cocoa Beach, FL 32931
                    -------------------------------------------
           (Address of principal executive offices, including zip code)

                                (321) 799-3842
                                --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of August 9, 2000: 21,835,225.

                           E Personnel Management.com
                   FORM 10-QSB, QUARTER ENDED JUNE 30, 2000

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheet as of June 30, 2000......................	1
Consolidated Statement of Operations for the Three and Six
Months Ended June 30, 2000.......................................... 2
Consolidated Statement of Cash Flows for the Six Months Ended
June 30, 2000.......................................................	3
Notes to Interim Consolidated Financial Statements..................	4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis....................... 5

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings......... ................................	6
Item 2 - Changes in Securities...................................... 6
Item 3 - Defaults Upon Senior Securities............................ 6
Item 4 - Submission of Matters to a Vote of Security Holders........ 6
Item 5 - Other Information.......................................... 6
Item 6 - Exhibits and Reports on Form 8-K........................... 6

Signatures..........................................................	6


PART I

Item 1.  Financial Statements.

                       E PERSONNEL MANAGEMENT.COM, INC.
                         CONSOLIDATED BALANCE SHEET
              JUNE 30, 2000 (unaudited) AND DECEMBER 31, 1999

                                           June 30,        December 31,
ASSETS	                                    2000       	        1999
                                           --------        ------------
Current Assets
Cash and Cash Equivalents                  $   45,064 	      $       406
Accounts Receivable	                            5,064              	   0
Prepaid Expenses	                              34,701     	            0
                                               ------              -----
Total Current Assets	                          84,829               	406

Fixed Assets, Net (Note 3)	                    11,759                 	0

Other Assets
Note Receivable                            	3,000,000 	        3,000,000
Other Advances                          	       1,150    	         1,150
                                            ---------          ---------
Total Other Assets                         	3,001,150 	        3,001,150
                                            ---------          ---------
Total Assets	                               $3,097,738	        $3,001,556
                                            ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable, Trade                    	$   74,186 	      $   40,000
Accrued Liabilities	                            46,399 	          23,700
Due to Related Party                          	123,883          	105,784
                                               -------           -------
Total Current Liabilities                     	244,468 	         169,484

Stockholders' Equity
Preferred Stock: Authorized $0.01
Par Value, 5,000,000 Shares; Issued
and Outstanding, 175,000	                        1,750 	           1,750

Common Stock: Authorized $0.001
Par Value, 50,000,000 Shares; Issued
and Outstanding, 21,834,225 and
12,351,227	                                        21,834        	 12,351

Additional Paid In Capital	                    19,416,195      	16,489,181

Retained Earnings (Deficit)                  	(16,586,509)    	(13,670,960)
                                              -----------       ----------
Total Stockholders' Equity	                     2,853,270       	2,832,072
                                               ----------       ----------
Total Liabilities and Stockholders' Equity	   $ 3,097,738       $3,001,556
                                               ==========       ==========

                        E PERSONNEL MANAGEMENT.COM, INC.
                           STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

             		Three Months    Three Months   Six Months    Six Months
                 Ended             Ended        Ended         Ended
              June 30, 2000    June 30,1999	  June 30, 2000 June 30,1999
              -------------    ------------   ------------- ------------
Revenues	       $  174,837 	   $    41,733   	$   174,837    $   78,952

Cost of Revenues	  173,388         	29,839 	      173,388 	      73,749
                  --------          ------        -------        ------
Gross Margin	        1,449 	        11,894         	1,449        	5,203

Operating Expenses
General and
Administrative  	2,720,187 	       165,110     	2,909,588     	1,983,741
			              ---------          ------      ---------      ---------
Operating Loss	 (2,718,738)	      (153,216)   	(2,908,139)   	(1,978,538)

Other Income (Expense)
Interest Expense	        0              	0             	0        	(2,008)
Interest Income        593   	           0            593 	            0
                     -----         -------      ---------      ----------
Total Other Income
(Expense)	             593   	           0 	          593       	 (2,008)

Net Loss Before
Cumulative Effect
of Change in
Accounting
Principle        (2,718,145)    	  (153,216)	   (2,907,546) 	  (1,980,546)

Cumulative Effect
of Accounting
Change	              (8,003)	             0 	       (8,003)	            0
			               ----------       --------       ---------      ---------
Net Loss Available
to Common
Stockholders	    $(2,726,148)   	 $ (153,216)	   $2,915,549)	  $(1,980,546)
                  ==========        ========      =========     ==========

Basic Loss Per
Common Share:

Loss Before Cumulative
Effect of Accounting
Change	           $   (0.14)     	 $   (0.01)   	 $    (0.17)	 $    (0.23)
                      =====            =====           =====        ======
Net Loss	         $   (0.14)      	$   (0.01)	    $    (0.17)	 $    (0.23)
                      =====            =====           =====        ======
Basic Weighted
Average Common
Shares
Outstanding	       20,184,225 	    10,607,500     	 16,760,226  	 8,686,250
                   ==========      ==========       ==========    =========

                        E PERSONNEL MANAGEMENT.COM, INC.
                           STATEMENT OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Six Months Ended June 30:	                      2000	          1999
                                                ----           ----
Cash Flows From Operating Activities
Net Loss	                                      $(2,915,549)   	$ (1,980,546)
Adjustments to Reconcile Net Loss to
Net Cash Used in Operating Activities
 Depreciation and Amortization                        	303         	286,065
 Common Stock Issued for Services	               2,759,570 	      1,609,405
 Write-Off Start Up Expenses	                        8,003               	0
Changes in Assets and Liabilities
 (Increase) Decrease in Prepaid Expenses	           (1,923)               0
  Increase (Decrease)in Accounts Payable, Trade   	 12,683      	   (12,560)
  Increase (Decrease) in Accrued Liabilities	        4,479               	0
  Increase (Decrease) in Checks Issued
    in Excess of Cash	                                   0 	          3,857
                                                 ---------        ---------
Total Adjustments	                               2,783,115       	1,886,767
                                                 ---------        ---------
Net Cash Used In Operating Activities	            (132,434)	        (93,779)

Cash Flows From Investing Activities
Cash Acquired in Acquisition of Subsidiary          	7,509             	-
Purchase of Fixed Assets	                           (8,516)	            -
                                                    -------
Cash Flows Used in Investing Activities	            (1,007)            	-

Cash Flows From Financing Activities
Principal Payment on Mortgage Payable	                 - 	            (897)
Capital Contributions                             	160,000             	-
Advances From Related Party	                        18,099        	 63,532
                                                   -------          ------
Net Cash Provided By Financing Activities         	178,099        	 62,635
                                                   -------          ------
Increase (Decrease) in Cash and Cash Equivalents	   44,658 	        31,144
Cash and Cash Equivalents, Beginning of Period	        406         	31,144
                                                   -------          ------
Cash and Cash Equivalents, End of Period         	$ 45,064 	       $     0
                                                    ======          ======

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	                                         $      0 	       $ 2,008
Income taxes	                                         -                -

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of Common Stock for Services Rendered	   $ 2,759,570      $1,609,405
                                                    =========       =========
Conversion of Debt to Equity	                        -            	$  11,975
                                                                      ======
Acquisition of Subsidiary:
(Issuance of 400,000 shares of common
stock in exchange for subsidiary)
Assets Acquired	                                   $   56,851
Liabilities Assumed	                                   39,675
                                                       ------
Net Book Value of Company	                         $   17,176
                                                       ======

                         E PERSONNEL MANAGEMENT.COM, INC.
             NOTES TO THE CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                JUNE 30, 2000
NOTE 1.  Statement of Information Furnished
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000, and the statement of cash flows for the six months ended June 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

NOTE 2.  Significant Accounting Policies
As of June 1, 2000, the Company's subsidiary operates in the PEO industry segment. See segment information in Note 5.

NOTE 3.  Fixed Assets
Fixed assets consists furniture and fixtures at June 30, 2000:

Cost					                      $    17,496

Accumulated Depreciation			         (5,737)
                                     -----
Net Book Value			              $    11,759
                                    ======

Depreciation charge to operations for the six months ended June 30, 2000, was $303.

NOTE 4.  Acquisition of Subsidiary
On June 1, e Personnel issued 400,000 shares of common stock in exchange for 100% ownership in General Personnel Management, Inc.(GPM) Assets acquired, $56,851, exceeded liabilities assumed, $39,675, for at net book value of $17,176. Cash acquired in the acquisition was $7,509. E Personnel retains this company as a subsidiary. GPM is in the Professional Employment Organization industry.

NOTE 5.  Segment Information
During the first two quarters of 2000, the Company was an acquisition-seeking company. During the second quarter, the Company acquired a subsidiary in the PEO industry. The Company maintains subsidiary books separately. Management did not allocate any corporate, selling , administrative or overhead expenses to this subsidiary. Segment information is as follows at June 30, 2000:

                           Subsidiary	        Corporate	       Total
                           ----------       -------------   ------------
Revenues    	              $  174,837 	     $          0	   $    174,837
Operating Income (Loss)	   $    2,857	      $ (2,910,996)	  $ (2,908,139)
Total Assets	              $   58,822      	$  3,038,916	   $  3,097,738
Capital Expenditures	      $    8,980      	$      8,516   	$     17,496
Depreciation	              $        0      	$       303	    $        303


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

(1) Results of Operations
Revenues. E Personnel's revenues for the three and six months ended June 30, 2000, represent one month of revenues recognized from its subsidiary operations, General Personnel Management, Inc., (GPM). a professional employment agency. E Personnel acquired this subsidiary on June 1, 2000, as part of its acquisition-seeking efforts in the Professional Employment Organization (PEO) industry. GPM revenues are anticipated to approximate $2,000,000 per year. To date, the Company has not relied on revenues for funding.

Costs of revenues for the three and six months ended June 30, 2000 were $173,388 for a gross margin of $1,449. Revenues and costs of revenues for the corresponding periods of the prior year were derived from e Personnel's television subsidiary operations, discontinued in June 1999, which has helped to lighten the financial drain on the Company.

General and Administrative Expenses. During the three and six months ended June 30, 2000 and 1999, general and administrative expenses were $2,720,187 and $165,110, respectively, and $2,909,588 and $1,983,741, respectively. General and administrative expenses primarily consist of common stock issued for consulting services as compensation for providing investor relations, locating funding sources, legal expenses, acquisition efforts, and other services needed to develop e Personnel into a viable company.

Provision for Income Taxes. As of June 30, 2000, the Company's accumulated deficit was approximately $17,000,000. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

(2) Liquidity

During the six months ended June 30, 2000, e Personnel received a capital contributions of $160,000. During the six months ended June 30, 1999, e Personnel received advances from a stockholder of $18,100 to help fund working capital operations.

Due to the "start-up" nature of the Company's business and our mission to seek and acquire other more profitable companies, the Company expects to incur losses as it expands its business. The Company has been dependent upon funds advanced from stockholders to support its working capital needs. The Company may raise additional funds through public or private equity investments in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

The Company has recently redirected its business efforts back into the film industry and will be focusing on the acquisition of other distribution companies. The recent acquisition of MEDIA CLASSICS GROUP, INC. (MGI) by e Personnel has brought a new light to corporate profits. MGI has recently acquired Nevada Media Partners, Inc., a foreign distribution company, with sales in excess of $1.5 million for the last three years. Colleen Meeker, president of Nevada Media Partners, Inc., will be retained by MGI as vice-president of foreign sales. MGI has opened an office in Minneapolis, Minnesota under the direction of Steven Gallagher, vice-president of domestic sales.

The PEO business will be operated as a separate division and will grow internally as opposed to acquiring additional PEO's. On March 14, 2000, e Personnel acquired 75% of Interstate Management Services Company (IMSC) and issued 750,000 shares of e Personnel common stock. The acquisition went sour and both companies have decided to go their separate ways. The operations of IMSC have not been included in e Personnel's statement of operations for the six months ended June 30, 2000. As part of the acquisition, $160,000 cash was received by e Personnel, which has been treated as a capital contribution.

Originally, e Personnel was awaiting the audited financial statements of IMSC so it could record the acquisition of IMSC at net book value. However, since the acquisition has been rescinded but the shares issued not canceled, e Personnel has valued the shares issued at the fair market value of the common stock on the date of issuance, less a discount for nontradeability due to its restricted status.

PART II
Item 1.  Legal Proceedings.
None.

Item 2.  Changes in Securities.
As detailed in the financial statements, the Company issued 7,592,998 shares of its common stock during the six months ended June 30, 2000, as follows:
1. 	140,000 shares of common stock for services at $0.15 per share, or $21,000.
2.	 1,000,000 shares of common stock for services at $0.63 per share, or
    $630,000.
3. 	750,000 shares of common stock issued for 75% in acquisition of
    subsidiary at $0.34 per 	share, or $255,000.  (See md&a)
4.	 250,000 shares of common stock for services at $0.23 per share, or $57,400.
5. 	199,998 shares of common stock for services at $0.24 per share, or $48,090.
6.	 4,468,000 shares of common stock for services at $0.22 per share, or
    $977,375.
7.	 400,000 shares of common stock issued for 100% acquisition of subsidiary at net book value of subsidiary, or $17,176.
8.	 975,000 shares of common stock for services at $0.16 per share, or $159,705.
9.	 1,300,000 shares of common stock for services at $0.47 per share, or
    $611,000.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to Vote of Security Holders.
None.

Item 5.  Other Information.
None.

Item 6.  Exhibits and Reports on Form 8-K.
On May 11, 2000, we filed a Form 8-K to change our name to e personnel management.com, Inc.

                               SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            	  e Personnel Management.com

                               By:	 _____________________________
                               /s/  Donna Anderson, President and
                                    Chief Executive Officer

                               Dated:  August 15, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.