Form 10QSB
period 2000-09-30
MONOGRAM PICTURES INC
filed 2000-11-30
CIK 854877

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Quarterly Period Ended September 30, 2000

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Transition Period from               to              .

                           Commission File No. 0-20598

                             MONOGRAM PICTURES, INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 10, 2000: 21,834,225.

                             MONOGRAM PICTURES, INC.
                                  FORM 10-QSB
                       QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
Consolidated Balance Sheet as of September 30, 2000....................	1
Consolidated Statement of Operations for the Nine Months Ended
   September 30, 2000...................................................2
Consolidated Statement of Cash Flows for the Nine Months Ended
   September 30, 2000...................................................3
Notes to Interim Consolidated Financial Statements......................4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis .........................	6

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings..............................................8
Item 2 - Changes in Securities..........................................8
Item 3 - Defaults Upon Senior Securities................................8
Item 4 - Submission of Matters to a Vote of Security Holders............8
Item 5 - Other Information..............................................8
Item 6 - Exhibits and Reports on Form 8-K...............................8
Signatures..............................................................9

PART I

Item 1.  Financial Statements.

Monogram Pictures, Inc.
(formerly e Personnel Management.com)
Consolidated Balance Sheet
September 30, 2000 and December 31, 1999

                                     September 30,     December 31,
                                          2000              1999
                                     -------------     ------------
Current Assets
Cash and Cash Equivalents            $   167,738       $       406
Accounts Receivable                        4,689                 0
Prepaid Expenses                          48,767                 0
                                         -------            ------
Total Current Assets                     221,194               406

Property and Equipment, Net (Note 3)   2,756,723                 0

Other Assets
Security Deposits                          2,250                 0
Note Receivable                                0         3,000,000
Other Advances                            43,650             1,150
                                          ------         ---------
Total Other Assets                        45,900         3,001,150
                                          ------         ---------
Total Assets                          $ 3,023,817       $3,001,556
                                         =======         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable                      $   65,920        $   40,000
Accrued Liabilities                       51,566            23,700
Due to Related Party                           0           105,784
                                         -------           -------
Total Current Liabilities                117,486           169,484

Stockholders' Equity
Preferred Stock: Authorized $0.01
Par Value, 5,000,000 Shares;
Issued and Outstanding, 175,000            1,750             1,750

Common Stock: Authorized $0.001
Par Value, 50,000,000 Shares;
Issued and Outstanding, 21,834,225
and 12,351,227                            21,834            12,351

Additional Paid In Capital            19,751,378        16,738,931

Retained Earnings (Deficit)          (16,868,631)      (13,920,960)
                                      ----------        ----------
Total Stockholders' Equity             2,906,331         2,832,072
Total Liabilities and                 ----------        ----------
Stockholders' Equity                  $3,023,817        $3,001,556
                                         =======         =========

Monogram Pictures, Inc.
(formerly e Personnel Management.com)
Consolidated Statement Of Operations (Unaudited)
For The Three and Nine Months Ended September 30, 2000 and 1999

                    Three Months  Three Months  Nine Months  Nine Months
                       Ended         Ended         Ended        Ended
                   September 30,  September 30, September 30, September 30,
                        2000         1999           2000         1999
                   ------------   ------------  ------------  -----------
Revenues (Note 6)   $  458,299     $    4,020    $   633,136   $   82,972
Cost of Revenues       423,682          1,000        597,070       74,749
                       -------          -----        -------       ------
Gross Margin            34,617          3,020         36,066        8,223

Operating Expenses
General and
Administrative         395,103        126,150      3,304,691    2,109,892
                     ---------         ------      ---------    ---------
Operating Loss        (360,486)      (123,130)    (3,268,625)  (2,101,669)

Other Income (Expense)
Other Income (Note 8)  400,000              0        400,000            0
Interest Expense             0              0              0         2,008
Interest Income            246              0            839             0
Total Other            -------          -----        -------        ------
Income (Expense)       400,246              0        400,839        (2,008)
                       -------          -----        -------        ------
Net Income (Loss) Before
Cumulative Effect of
Accounting Change       39,760      (123,130)    (2,867,786)   (2,103,677)

Cumulative Effect of
Accounting Change            0              0         (8,003)            0
                        ------         ------      ---------     ---------
Net Loss Available to
Common Stockholders $   39,760     $(123,130)    $(2,875,789) $(2,103,677)
                     ==========      =======      ==========  ===========

Basic Income (Loss) Per Common Share
------------------------------------
Income (Loss) Before Cumulative
Effect of Accounting
Change               $    0.002     $   (0.01)    $   (0.16)  $      (0.21)

Cumulative Effect
of Accounting Change           -            -             -           -

Net Income (Loss)    $    0.002     $   (0.01)    $   (0.16)   $     (0.21)

Basic Weighted Average Common
Shares Outstanding   20,184,225      11,450,783   18,461,532      10,169,950
                     ==========      ==========   ==========      ==========

Monogram Pictures, Inc.
(formerly e Personnel Management.com)
Consolidated Statement Of Cash Flows (Unaudited)
For The Nine Months Ended September 30, 2000 and 1999

Nine Months Ended September 30:                      2000       1999
                                                     ----       ----
Cash Flows From Operating Activities
   Net Loss                                   $ (2,875,789)  $(2,103,677)
   Adjustments to Reconcile Net Loss
   to Net Cash Provided By (Used In)
   Operating Activities
   Depreciation and Amortization                   183,458       406,356
   Common Stock Issued for Services              2,759,570     1,589,405
   Write-off Start Up Expenses                       8,003             0
   Changes in Assets and Liabilities
   (Increase) Decrease in Accounts Receivable          375             0
   (Increase) Decrease in Prepaid Expenses         (16,038)            0
   (Increase) Decrease in Security Deposits         (2,250)            0
   (Increase) Decrease in Other Advances           (42,500)         (700)
    Increase (Decrease) in Accounts Payable          4,464       (12,560)
    Increase (Decrease) in Accrued Liabilities       9,646             0
                                                 ---------     ----------
   Total Adjustments                             2,904,728     1,982,501
                                                 ---------     ----------
Net Cash Used In Operating Activities               28,939      (121,176)

Cash Flows From Investing Activities
Purchase of Fixed Assets                            (8,516)          -
                                                 ----------
Cash Flows Used in Investing Activities             (8,516)          -

Cash Flows From Financing Activities
Repayments on Long-Term Debt                         -              (897)
Cash Acquired in Acquisition of Subsidiary           7,509           -
Capital Contributions                              166,300        28,996
Repayments to Related Party                        (45,000)          -
Advances From Related Party                         18,100        63,532
                                                  --------       -------
Net Cash Provided By Financing Activities          146,909        91,631
                                                  --------       -------
Increase (Decrease) in Cash and Cash Equivalents   167,332       (29,545)
Cash and Cash Equivalents, Beginning of Period         406        31,144
                                                  --------       --------
Cash and Cash Equivalents, End of Period        $  167,738      $  1,559
                                                  ========       ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest                                        $        0      $      0
Income taxes                                    $        0      $      0

Supplemental Schedule of Noncash Investing and Financing Activities:

Common Stock for Services Rendered              $2,759,570      $1,589,405
Conversion of Debt to Equity                    $   78,883      $   11,975
Note Receivable in Exchange for Film Library   ($3,000,000)     $3,000,000
Acquisition of Subsidiary (Issuance of 400,000
shares of common stock in exchange for subsidiary):

   Assets Acquired                              $   56,851
   Liabilities Assumed                              39,675
                                                    ------
   Net Book Value of Company                    $   17,176
                                                    ======

Monogram Pictures, Inc.
(formerly e Personnel Management.com)
Notes To The Consolidated Interim Financial Statements
September 30, 2000

NOTE 1.  Statement of Information Furnished
-------------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000, and the statement of cash flows for the nine months ended September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-KSB.

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

NOTE 2.  Significant Accounting Policies
----------------------------------------
As of June 1, 2000, the Company's subsidiary operates in the PEO industry segment. See segment information in Note 6.

NOTE 3.  Property and Equipment
-------------------------------
Property and Equipment consists of the following:

Furniture and Fixtures			$    17,496
Film Library          			  5,485,536
                           ---------
Total					                 5,503,032
Accumulated Depreciation		(2,746,309)
                           ---------
Net Book Value			         $2,756,723
                           =========
Depreciation charged to operations for the nine months ended September 30, 2000, was $183,458.

NOTE 4.  Long-lived Assets and Prior Period Adjustment
------------------------------------------------------
On August 17, 2000, Monogram repurchased the film library from Media
Classics Group, Inc., a related party, for $3,000,000, due to the Company's change in business direction. During 1999, Monogram bought the film library in a stock transaction for $2,500,000, then later sold its entire film library for $3,000,000, recorded on the books a note receivable of $3,000,000 (due from Media Classics Group, Inc.), and recognized a gain of $321,882. In connection with the acquisition of the film library in 1999, the Company inadvertently issued 150,000 shares of preferred stock instead of 175,000. The effect of the additional 25,000 shares includes an adjustment to increase preferred stock by $250, an increase to additional paid in capital of $249,750, and a decrease to retained earnings of $250,000, representing an adjustment to the gain originally recognized of $321,882 down to $71,882. As a result of the repurchase, Monogram canceled the notes receivable of $3,000,000, recorded the film library for $2,928,118, or net book value, and recorded as a prior period adjustment to retained earnings a cancellation of the gain of $71,882. The library is being amortized over a five year period.

NOTE 5.  Acquisition of Subsidiary
----------------------------------
On June 1, Monogram issued 400,000 shares of common stock in exchange for 100% ownership in General Personnel Management, Inc.(GPM) Assets acquired, $56,851, exceeded liabilities assumed, $39,675, for a net book value of $17,176. Cash acquired in the acquisition was $7,509. Monogram retains this company as a subsidiary. GPM is in the Professional Employment Organization industry.

NOTE 6.  Segment Information
-----------------------------
During the first two quarters of 2000, the Company was an acquisition-seeking company. During the second quarter, the Company acquired a subsidiary in the PEO industry. The Company maintains subsidiary books separately. Management did not allocate any corporate selling, general and administrative, or overhead expenses to this subsidiary. Segment information is as follows at September 30, 2000:

                              Subsidiary       Corporate      Total
                              ----------       ---------      -----
Revenues                      $ 633,136      $         0   $   633,136
Operating Income (Loss)       $   3,781      $(3,272,406)  $(3,268,625)
Total Assets                  $  65,566      $ 2,958,251   $ 3,023,817

NOTE 7.  Other Income
---------------------
Other Income of $400,000 represents cash received as a result of a settlement agreement dated June 20, 2000, with the Company, Interstate Management Services, Inc. (IMSC) and Employer Resource (ER). ER agreed to pay $400,000 to the Company as a settlement agreement for the rights to IMSC. IMSC was a Professional Employment Organization which ER claimed had been performing payroll services for IMSC clients. IMSC denied ER's claims to these rights. The Company had purchased IMSC on March 14, 2000.

NOTE 8.  Financial Results and Liquidity
----------------------------------------
To date, we have not been profitable and face all the risks common to companies in their early stages of development, including undercapitalization and uncertainty of funding sources, uncertain revenue streams, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results.

The Company expects to incur losses as it expands its businesses and will require additional funding. The satisfaction of our cash requirements hereafter will depend on our ability to generate revenues from our film library and to raise capital from external sources to fund operations. There is no assurance that we will be able to raise funds, or if such funding is available, that it will be on favorable terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
----------------------------------------------------------------------------
When used in this discussion, the words "believes", "anticipates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, in this report, as well as the Company's periodic reports on Forms 10-KSB, 10-QSB and 8-K filed with the Securities and Exchange Commission.

(1) Results of Operations

Three and Nine Months Ended September 30, 2000 versus September 30, 1999
------------------------------------------------------------------------
Revenues. Monogram's revenues for the three and nine months ended September 30, 2000, represent revenues derived from its subsidiary operations, General Personnel Management, Inc., (GPM), a professional employment agency.
Monogram acquired this subsidiary on June 1, 2000, as part of its acquisition-seeking efforts in the Professional Employment Organization (PEO) industry, a direction Monogram is no longer going. GPM revenues are anticipated to approximate $2,000,000 per year.

During the next twelve months, the Company expects to derive the majority of its potential revenues from the sale of its film library footage. To date, the Company has not relied on revenues for funding.

Costs of revenues for the three and nine months ended September 30, 2000 were $423,682 and $597,070, respectively, and consisted entirely of costs of revenues from its subsidiary operations, GPM. GPM gross margins for the three and nine months ended September 30, 2000, were $34,617 and $36,066, respectively.

Revenues and costs of revenues for the corresponding periods of the prior year were derived from Monogram's television subsidiary operations, discontinued effective June 1999, which has helped to lighten the financial drain on the Company.

General and Administrative Expenses. During the three months ended September 30, 2000, general and administrative expenses were $395,103 and $126,150, respectively. General and administrative expenses for the nine months ended September 30, 2000 and 1999, were $3,304,691 and $2,109,892, respectively.
General and administrative expenses for the nine months period ended
September 30, 2000 and 1999, of approximately $2,800,000 and $1,600,000, respectively, primarily consist of common stock issued for consulting services as compensation for providing investor relations, locating funding sources, legal expenses, acquisition efforts, and other services needed to develop Monogram into a viable company. The shares were issued at fair market value.

Other Income. Other Income of $400,000 represents cash received as a result of a settlement agreement dated June 20, 2000, with the Company, Interstate Management Services, Inc. (IMSC) and Employer Resource (ER). ER agreed to pay $400,000 to the Company as a settlement agreement for the rights to IMSC. IMSC was a Professional Employment Organization which ER claimed had been performing payroll services for IMSC clients. IMSC denied ER's claims to these rights. The Company purchased IMSC on March 14, 2000.

Provision for Income Taxes. As of September 30, 2000, the Company's accumulated deficit was approximately $16,900,000. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

(2) Liquidity

Nine months ended September 30, 2000 versus 1999
------------------------------------------------
During the nine months ended September 30, 2000 and 1999, Monogram received total cash capital contributions of approximately $166,000 and $29,000, respectively. Monogram also received related party advances of approximately $18,000 and $64,000 for the nine months ended September 30, 2000 and 1999, respectively, to help fund working capital operations. Repayments on related party loans totaling $45,000 were made during the nine months ended
September 30, 2000. Related party loans of approximately $80,000 were converted to capital contributions during the nine months ended September
30, 2000.

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

The Company has recently redirected its business efforts back into the film industry and is focusing on the distribution of its film library. The recent acquisition of the film library of Media Classics Group, Inc. (MGI) by Monogram has brought a new light to corporate profits. Monogram is currently in negotiations with several different companies for the distribution of its film library and anticipates significant revenues to be generated within the next six months. Colleen Meeker has been retained as vice-president of foreign sales. Monogram has opened an office in Minneapolis, Minnesota under the direction of Steven Gallagher, vice-president of domestic sales.

The PEO business will be operated as a separate division and will grow internally as opposed to acquiring additional PEO's. On March 14, 2000, Monogram acquired 75% of Interstate Management Services Company (IMSC) and issued 750,000 shares of Monogram common stock. The acquisition went sour and both companies have decided to go their separate ways. The operations of IMSC have not been included in Monogram's Statement of Operations for the three and nine months ended September 30, 2000. As part of the acquisition, $160,000 cash was received by Monogram, which has been treated as a capital contribution. Originally, Monogram was awaiting the audited financial statements of IMSC so it could record the acquisition of IMSC at net book value. However, since the acquisition has been rescinded but the shares issued not canceled, Monogram has valued the shares issued at the fair market value of the common stock on the date of issuance, less a discount for nontradeability due to its restricted status.

PART II

Item 1.  Legal Proceedings.
--------------------------
None.

Item 2.  Changes in Securities.
-------------------------------
As detailed in the financial statements, the Company issued 9,482,998 shares of its common stock during the nine months ended September 30, 2000, as follows:

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

Item 3.  Defaults Upon Senior Securities.
----------------------------------------
None.

Item 4.  Submission of Matters to Vote of Security Holders.
-----------------------------------------------------------
None.

Item 5.  Other Information.
---------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------
(1) On May 11, 2000, we filed a Form 8-K to change our name to e Personnel Management.com
(2) On May 22, 2000, we filed a Form 8-K for the sale of our film library to Media Classics, Inc., a related party.
(3) On May 22, 2000, we filed a Form 8-K for the acquisition of Interstate Management Services Company.
(4) On September 22, 2000, we filed a Form 8-K to change our name to Monogram Pictures, Inc.

Exhibit 27.  Financial Data Schedule

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Monogram Pictures, Inc.
				By:/s/  Donna Anderson
				President and Chief Executive Officer

				Dated:  November 29, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.