Form 10KSB
period 2000-12-31
MONOGRAM PICTURES INC
filed 2001-05-21
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the Fiscal Year Ended        December 31, 2000.
                                     ---------------------------------

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ___________________

                           Commission File No. 0-20598
                             MONOGRAM PICTURES, INC.
                     ---------------------------------------
          ((Name of Small Business Issuer as specified in its Charter)

            NEVADA                                                75-2293489
            ------                                                ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

                              120 St. Croix Avenue
                             Cocoa Beach, FL 32931
                            -------------------------
          (Address of principle executive offices, including zip code)

                                  321-799-3842
                                -----------------
              (Registrant's telephone number, including area code)

Securities Registered under Section 12(b) of the Exchange Act:  None

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share, traded on the OTC Electronic Bulletin Board; Preferred Stock $0.01 par value per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $1,088,036.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of May 16, 2001 was $0.45 based on the last sale price of $0.35 as reported by the OTCBB as of May 16, 2001. Registrant had outstanding 24,484,225 shares of common stock (includes 200,000 shares to be issued as of December 31, 2000.)

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                      INDEX

PART I

Item  1. Description of Business...........................................  3
Item  2. Description of Property........................................... 10
Item  3. Legal Proceedings................................................. 10
Item  4. Submission of Matters to a Vote of Security Holders............... 10

PART II

Item  5. Market for Common Equity and Related Stockholder Matters.......... 11
Item  6. Management Discussion and Analysis or Plan of Operation .......... 12
Item  7. Financial Statements.............................................. 14
Item  8. Changes In and Disagreements With Accountants..................... 14

PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................. 15
Item 10. Executive Compensation............................................ 16
Item 11. Security Ownership of Certain Beneficial Owners and Management.... 17
Item 12. Certain Relationships and Related Transactions.................... 17
Item 13. Exhibits and Reports on Form 8-K.................................. 18

SIGNATURES................................................................. 19

                                     PART I
Item 1. Description of Business
BACKGROUND

Monogram Pictures, Inc. (Monogram or the Company) was formed on March 13, 1989 in the State of Nevada. Originally, we acquired the rights and license to sell and exploit commercially a patented stone hot plate that operated without electrical connection, in the United States, Canada, Mexico and the West Indies. We also obtained and further enhanced procedures for the development, decoration, establishment and operation of restaurants in the United States and such other countries using the Stone Grill for tabletop cooking. From 1989 to 1993, we tried to market and sell the Stone Grill cooking and its Stone Grill products and, even tested a restaurant in 1991. During 1993, we decided not to continue in the restaurant business. We sold all of our interest to Stone Grill Restaurants, Inc., a related company.

During 1994, we started to acquire the materials to do business in interactive media and communications. We started to acquire programming, a broadcast film library, computers, video, studio, broadcast and cable equipment and prepaid air time. We currently are focusing our efforts to acquire and operate as a temporary employment agency for professionals. We have changed our corporate name a few times in the past year. On April 25, 2000, we changed our name from Definition, Ltd., to e Personnel Management.com. On September 25, 2000, we changed our name to Monogram Pictures, Inc.

In early 2000, we changed our business direction to the Professional Employment Organization (PEO) industry and began to seek out profitable PEO's to acquire. PEO's retain contracts with small to midsize businesses offering a combination of services including payroll, unemployment insurance, workman's compensation, group medical and dental insurance. PEO's function as a liaison between a company and a benefit plan or financial service provider. Small to mid size businesses with PEO representation are afforded the benefits offered larger businesses specifically in the medical, dental, and group health insurance industry. This allows the business to focus on its core business without incurring the in-house cost of labor and resources necessary to complete everyday business tasks such as payroll processing and continual updating of employee records. There is, of course, no assurance that the Company will be successful in its business.

During 2000, Monogram successfully acquired 100% of the outstanding common stock of General Personnel Management, Inc. (GPM) (a California corporation) pursuant to a "Stock exchange Agreement" dated June 1, 2000. Monogram retains this company as a subsidiary. GPM's annual revenues for 2000 were approximately $2,000,000. GPM is a PEO located in San Diego, CA. The president of GPM, Oliver Martin, continues as the operating president of GPM. During 2000, Monogram attempted to acquire 75% of Interstate Management Services, Inc. (IMSC), a PEO, in return for 750,000 shares of our common stock. Initially, we received approximately $90,000 in cash at the acquisition date. This business was not successful and the acquisition was rescinded on December 21, 2000. However, in connection with IMSC and the transaction, Monogram prevailed in a settlement agreement involving Monogram, IMSC and Employer Resource. IMSC was a Professional Employment Organization which Employer Resource (ER) claimed had been performing payroll services for IMSC clients. Monogram purchased IMSC. IMSC denied ER's claims to these rights. Per the settlement agreement, ER agreed to pay Monogram $500,000 (discounted to $400,000 if paid within 45 days of execution of the agreement) as a settlement for the rights to the IMSC clients. As a result, ER paid $400,000 plus $58,669 in default fees, including accrued interest.

As a result of the cash received in connection with the IMSC transaction, we redirected our business efforts back into the film industry and we then began focusing on the distribution and marketing of our film library. In prior years the Company was unable to market and distribute our film library due to lack of funding. We had originally acquired the film library in 1999 for $2,500,000. We later sold the entire film library for $3,000,000 to Media Classics Group, Inc., a company controlled by John and Donna Anderson, two of the former directors of our Company. On August 17, 2000, we reacquired the film library from Media Classics Group, Inc. We had negotiations with several different companies for the distribution of our film library. Monogram opened an office in Minneapolis, Minnesota under the direction of Steven Gallagher, vice-president of domestic sales. We also sell outside the U.S., copies of video, film clips and programming from our broadcast film library. Our library contains many programs, documentaries, newsreels, music books and educational footage. We are seeking to develop customers and sales utilizing the "Internet" as well as other ways of distributing films. As a result of insufficient operating capital, the Company wrote off the film library during the fourth quarter of 2000, in accordance with FAS 121, due to lack of significant customers and an uncertain revenue stream.

Other efforts during 2000 included the following: In January we announced a transaction with MegaMedia Networks, Inc., an Internet based company. In February we announced a transaction with RBSI, a Nevada corporation, involved in the Automated Teller Machine and Electronic Fund Transfer data processing industry. Both transactions were rescinded in April, 2000 for nonperformance on the parts of MegaMedia Networks, Inc. and RBSI.

On January 17, 2001, Charles A. Cohen resigned as one of our Directors and Chief Financial Officer. Kenneth A. Mason was elected to replace Mr. Cohen as a Director and Chief Financial Officer. On February 8, 2001, John Anderson resigned from the Board of Directors in order to pursue personal business interests. Donna L. Anderson stepped down as President and CEO, but remains as a Director and assumed the new position of Director of Production Development. Kenneth A. Mason was appointed Interim President and CEO. On April 10, 2001, the following individuals were appointed as directors and executives: Steve Swank, CEO; David Hastings, CFO and Treasurer; John Bortoli, President. On May 2, 2001, the board of directors then approved a 1-10 reverse stock split.

CURRENT STATUS OF THE COMPANY

We currently are generating revenues through our subsidiary, General Personnel Management, Inc. Our primary activities will likely involve seeking merger or acquisition candidates with whom it can either merge or acquire. We have not selected any company for acquisition or merger and we do not intend to limit potential acquisition candidates to any particular field or industry, but we does retain the right to limit acquisition or merger candidates, if we so choose, to a particular field or industry. Our plans are in the conceptual stage only. We will not restrict our search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed business under this caption is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. We intend to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. There can be no assurance that the Company will be able to raise any funds in private placements.

EVALUATION OF OPPORTUNITIES

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of each Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained. It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's participation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders. The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's shareholders. It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax-free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders. As part of our investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering. (See "Factors That May affect Future Results").
We will not have sufficient funds (unless we are able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired. Accordingly, following the acquisition of any such product, we will, in all likelihood be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs therefore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business, the Company will not likely be reimbursed for all of the costs incurred.

EMPLOYEES

The Company employs approximately five persons at its subsidiary. The Company contracts with outside parties for other services required to be performed by the Company, as needed.


ITEM 1A. FACTORS THAT MAY AFFECT FUTURE RESULTS

GOING CONCERN OPINION.

Our independent public accountant, Clancy and Co., P.L.L.C., issued an unqualified going concern opinion on the Company's financial statements for the year ended December 31, 2000 and 1999 with respect to uncertainties concerning our ability to continue as a going concern.

AUTHORITY OF THE BOARD OF DIRECTORS RE: ADDITIONAL SHARE ISSUANCE'S.

Our Articles of Incorporation give the Company's Board of Directors the authority to issue up to 100,000,000 shares of our Common Stock and 5,000,000 shares of the Company's Preferred Stock. As of December 31, 2000, the Company had 22,084,225 shares of our Common Stock issued and 175,000 shares of preferred stock issued and outstanding. The Board of Directors approved a 1-10 reverse split on May 2, 2001. As a result, the Board of Directors has the authority to issue an additional 97,791,577 shares of our Common Stock and 4,825,000 of our Preferred Stock without seeking any shareholder approval.

LACK OF REVENUES.

The Company faces all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that its plans will either materialize or prove successful. There can be no assurance that any of the Company's business activities will result in any operating revenues or profits. Investors should be aware that they may lose all or substantially all of their investment. Until year 2000 and the acquisition of General Personnel Management, Inc. we have not generated any significant revenues. As a result, the Company may continue to incur losses and any investor who purchases or acquires any shares of the Company's Common Stock will likely incur further substantial dilution and loss in the value of their investment.

NO FULL-TIME EMPLOYEES.

We have no full-time employees and the Company's officers do not devote their full time to the Company's proposed business affairs.

RELIANCE UPON OFFICERS; LIMITED TIME TO DEVOTE TO COMPANY BUSINESS.

We are highly dependent upon the personal efforts and abilities of our officers and directors. Attracting and retaining qualified personnel is critical to the Company's business plan. No assurances can be given that the Company will be able to retain or attract such qualified personnel or agents. Should the Company be unable to attract and retain qualified personnel necessary, the ability of the Company to implement its business plan successfully would be limited. The Company's management currently owns a substantial stake in the Company's outstanding common stock. Accordingly, new shareholders will lack an effective vote with respect to the election of directors and other corporate matters.

LIMITED FINANCIAL RESOURCES AND NEED FOR ADDITIONAL FINANCING.

Our financial resources are minimal. The Company needs to obtain additional financing from the sale of the Company's Common Stock, Preferred Stock, Debt, or some combination thereof in order to undertake further business plans. The Company's ability to operate as a going concern is contingent upon its receipt of additional financing through private placements or by loans. The Company's business may require additional funds in the future. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that the Company will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

LIMITED TRADING MARKET FOR COMMON STOCK.

The Company's Common Stock is traded (OTC) on the Electronic Bulletin Board. Trading for the stock is sporadic and at present there is a limited market for the Company's Common Stock. There can be no assurance that a liquid trading market will in fact develop. Even if a market does develop, it may not be sustained.

LACK OF DIVIDENDS.

The company has not paid dividends and does not contemplate paying dividends in the foreseeable future.

COMPETITION.

There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

REGULATION & TAXES.

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company." The Company intends to structure a merger or acquisition in such manner as to minimize Federal and State tax consequences to the Company and to any target company.

POSSIBLE RULE 144 STOCK SALES.

A large number of the Company's outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933 or other applicable exemptions from registration. Rule 144 provides that a person holding restricted securities for a period of one year may thereafter sell in brokerage transactions, an amount not exceeding in any three month period the greater of either (i) 1% of the Company's outstanding Common Stock, or (ii) the average weekly trading volume during a period of four calendar weeks immediate preceding any sale. Persons who are not affiliated with the Company and who have held their restricted securities for at least two years are not subject to the volume limitation. Possible or actual sales of the Company's Common Stock by present shareholders under Rule 144 may have a depressive effect on the price of the Company's Common Stock in any market which may develop.

RISKS OF LOW PRICED STOCKS.

Limited and sporadic trading for our Common Stock currently exists in the over-the-counter market in the so-called "pink sheets," or the NASD's "Electronic Bulletin Board." Consequently, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non- exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock. The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules. In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale. Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer. In addition, transactions in a NASDAQ security directly with the NASDAQ market- maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives. Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

Our securities are subject to the above rules on penny stocks and the market liquidity for the Company's securities could be severely affected by limiting the ability of broker/dealers to sell the Company's securities. We may be the subject of a "Reverse Acquisition". A reverse acquisition is the acquisition of a private ("Target") company by a public company, by which the private company's shareholders acquire control of the public company. While no negotiations are in progress, and no potential targets have been identified, our business plan is to find such a target or targets, and attempt to acquire them for stock. While no such arrangements or plans have been adopted or are presently under consideration, it would be expected that a reverse acquisition of a target company or business would be associated with some private placements and/or limited offerings of common stock for cash. Such placements, or offerings, if and when made or extended, would be made with disclosure and reliance on the businesses and assets to be acquired, and not upon our present condition. In the event of any proposed acquisition or combination, shareholders will be asked to vote, at a meeting of shareholders, which will be called and held at that time.

POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS

The Company's operating results have varied on a quarterly basis during its limited operating history, and the Company expects to experience significant fluctuation in future quarterly operating results. Such fluctuations have been and may in the future be caused by numerous factors, many of which are outside of the Company's control. The Company believes that period to period comparisons of its results of operations will not necessarily be meaningful and should not be relied upon as an indication of future performance. Also, it is likely that in some future quarter or quarters, the Company's operating results will be below the expectations of public market analysts and investors. In such an event, the price of the Company's common stock would be materially and adversely affected.

Item 2. Description of Property
-------------------------------
The Company's subsidiary, General Personnel Management, Inc. leases office space in San Diego, CA, at a base monthly rent of $1,269 or $15,228 per year for a term of one year beginning March 2000 and $1,410 or $16,290 for a period of one year beginning March 2001. Monogram's principal offices are located in Cocoa Beach, FL.

Item 3. Legal Proceedings
-------------------------
The Company is not currently engaged in any legal proceeding, nor, to the Company's knowledge, is any suit or other legal action pending or threatened.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------
No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

TRADING OF THE COMPANY'S COMMON STOCK

(a)  Market Information
The Company's Common Stock is traded on the Over-The-Counter Electronic Bulletin Board ("OTCBB") under the trading symbol "MOPP." There is only a limited and sporadic trading market for the Company's Common Stock and there can be no assurance that any trading market will develop, or if it does develop, that it can be maintained. The table below shows the closing sales prices for the Company's Common Stock as reported by market-makers consulted by the Company.

The range of high and low bid quotations for each quarterly period during the years ended December 31, 2000 and 1999, and the quarter ended March, 31, 2001, as reported by the OTC Electronic Bulletin Board is set forth in the table below.

    Quarter Ended       High     Low   Quarter Ended       High    Low
    ------------------  -----  ------  ------------------  ----  ------
    March 31, 1999      1.125    1.18  March 31, 2000      2.00    0.66
    June 30, 1999       1.06     1.34  June 30, 2000       0.87    0.44
    September 30, 1999  0.81     0.62  September 30, 2000  0.47    0.25
    December 31, 1999   0.81     0.43  December 31, 2000   0.20    0.08
                                       March 31, 2001      0.22    0.06

On May 16, 2001, the last reported bid and ask prices for the Company's Common Stock, as reported by the OTC Electronic Bulletin Board, were $0.45 and $0.35 per share, respectively. All of the foregoing pricing information is based upon inter-dealer prices without retail markup, markdown, or commissions and may not reflect actual retail transactions.

(b)  Holders
As of May 16, 2001, there were approximately 1,200 stockholders of record of the Company's Common Stock.

(c)  Dividends
The Company has not paid any cash dividends on our Common Stock and no change of this policy is currently under consideration by the Company's Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors.

RECENT SALES OF SECURITIES
During the fourth quarter of 2000, the Company issued the following securities without registering the securities under the Securities Act of 1933 (the "Act"):
1. 50,000 shares of common stock for services rendered, October 2000, at $0.05 per share. 2. 200,000 shares of common stock for services rendered, December 2000, at $.05 per share. All of the Shares were issued pursuant to Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares. We incorporate by reference to our previous filings under the Exchange Act of 1934 previously issued unregistered securities.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

GENERAL

The following discussion should be read in conjunction with the Company's financial statements and the notes thereto and the other financial information appearing elsewhere in this document. In addition to historical information, the following discussion and other parts of this document contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify 18 forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond the Company's control. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider the Company's discussions regarding the various factors which affect its business included in this section and elsewhere in this report.

RESULTS OF OPERATIONS

Please refer to the financial statements, which are a part of this report for further information regarding the results of operations of the Company.

Revenues. The Company's revenues of $1,088,036 and costs of revenues of $1,030,219 for 2000 were generated solely from subsidiary operations and include only seven months of activity (June 1, 2000 through December 31, 2000.) The Company acquired its subsidiary on effective June 1, 2000. Revenues for 1999 of $82,972 were generated solely from its television subsidiary operations, which management discontinued effective June 30, 1999 due to the financial drain on the Company. The results are discussed below in Discontinued Operations.

General and Administrative Expenses. General and Administrative costs increased from $2,569,858 in 1999 to $6,621,218 in 2000 an increase of $4,051,360, or
1589%. The Company continues to issue common stock for services rendered, which contributed to loss from operation during 2000 of $3,138,571 and during 1999 of $1,596,905, an increase of $1,541,666, or 97%. The services rendered are primarily attributable to costs associated with business development of advertising and marketing programs, public relations, and legal and accounting services, resulting from Company's attempt to inquire into the possible acquisition or merger with other similar lines of business. Also included in general and administrative expenses for 2000 is a write off of the Company's film library of $2,928,118 due to lack of significant contracts and an uncertain revenue stream. Also included in general and administrative expenses during 1999 is $596,842 of bad debt expense representing the accumulated retained earnings of its subsidiary, DTI. The Company entered into an agreement on December 1, 1999, with Borco Equipment Company, Inc. to spin-off its subsidiary, DTI. Following the spin-off, current shareholders of the Company will hold 150,000 units of common stock of DTI. The Company recognized a loss of $596,842 on the sale of this subsidiary in the form of bad debt expense arising from accumulated retained earnings of the subsidiary.

Other Income/Expense. For the year ended December 31, 2000, included in Other Income is $548,645 represents $89,976 cash received during the IMSC acquisition which later fell through and $458,669 cash received as a result of a settlement agreement dated June 20, 2000 with the Company, Interstate Management Services, Inc. (IMSC) , and Employer Resource (ER). On March 14, 2000, the Company entered into a "Stock Exchange Agreement" with Russell P. Ferry (Ferry), owner of 75% of the outstanding shares of IMSC common stock, and issued 750,000 shares of common stock in exchange for Ferry's outstanding shares of IMSC common stock. IMSC was a Professional Employment Organization which ER claimed had been performing payroll services for IMSC clients. IMSC denied ER's claims to these rights. Per the settlement agreement, ER agreed to pay the Company $500,000 discounted to $400,000 if paid within 45 days of execution of the agreement as a settlement for the rights to the IMSC clients. ER paid $400,000 plus $58,669 in default fees, including accrued interest.

For the year ended December 31, 1999, included in other expense is a loss of $111,505, representing a loss on the sale of all of the assets of the television operations business. On November 17, 1999, the Company entered into an agreement with Turner Productions, Inc., William Turner (Turner), and Jan Orazio, to transfer its television operations, WINQ-TV 19 in West Palm Beach, Florida, in exchange for the issuance of 150,000 shares of common stock (Orazio, 100,000 shares and, Turner, 50,000 shares), certain equipment, and the repayment in full of certain loans made by Turner. The stock was valued at $0.05 per share, or $7,500.

Discontinued Operations. Loss on Disposition of Discontinued Operations represent the results of the Company's television operations through June 30, 1999, the effective date of the disposition. Revenues were $82,972, Costs of Revenues were $77,719, General and Administrative Expenses were $260,833, for a net loss on discontinued operations of $255,680.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash in bank of $65,588.

Net cash flows provided by operating activities during 2000 was $92,082 consisting primarily of net loss adjusted for noncash items such as stock issued for services and the write off of the film library. Net cash flows used in operating activities for 1999 were $132,368.

Net cash flows used in investing activities during 2000 was $26,900 representing net repayments to one of our shareholders for funds advanced over the years to fund operations and to raise money for ongoing business development. Management intends to seek additional funding from private or public equity investments to meet the increased working capital needs in the next 12 months.

Net cash flows provided by financing activities were $44,698 during 1999 primarily representing capital contributions. The Company's future funding requirements will depend on numerous factors, some of which are beyond the Company's control. These factors include the Company's ability to operate profitably, its ability to recruit and train management and personnel, and its ability to compete with other, better capitalized and more established competitors who offer alternative or similar products to those of the Company. With the exception of employees and plant or significant equipment acquired through a merger or business combination, the Company does not expect to purchase plant or significant equipment or hire additional employees within the next twelve months.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent pronouncements of the Financial Accounting Standards Board, which are not required to be adopted at this date include SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective Date of SFAS No. 133" and SFAS No. 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133". SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is not expected to have a material impact on the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. SAB 101 has not had a material impact on the Company's financial statements.

RECENT DEVELOPMENTS

On May 2, 2001, the Company's board of directors approved a 1-10 reverse stock split.

Item 7. Financial Statements
----------------------------
See Index to Financial Statements included as an exhibit to this filing.

Item 8. Changes In and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

The management and directors of the Company's business activities are under the control of its Board of Directors. The Company currently has four directors. Below are the executive officers and directors of the Company.

Directors and Executive Officers
The following table sets forth the names of the current officers and directors of the company, who were elected April 10, 2001:

     Name                 Age                    Position

     Steve Swank          60       Chief Executive Officer and Director
     John Bortoli         62       President and Director
     David Hastings       52       Chief Financial Officer and Director
     Charlie Kiefner      62       Secretary and Director

Steve Swank, age 60, has acted as president of three companies during the last thirty years. His background includes real-estate development, both commercial and residential, as broker managing over 25 people. As president of Specialty Marketing, he founded a private label beer company called `America's Choice,' which was sold in South and Central America. During this time, he developed and sold many other products which were sold in Latin America. He also developed a new housing concept that was used in new house construction in Eastern Europe and had one of the first companies to be allowed to do business in Poland before it was a Democracy. He also acted as a consultant for Borco Trailers, a manufacturer and distributor of heavy construction type trailers in the United States and many foreign countries. He lives in Clearwater, Florida.

John Bortoli, 62, is the principal owner and President of Borco Equipment Company, Inc., which was established in 1982 by John Bortoli. He has over thirty-five years in the trailer, truck, and heavy equipment industries in sales, marketing, and distribution. Borco Equipment Company Inc. has manufactured over 6,000 Borco dump and lowboy trailers worldwide, making it a highly respected leader in the trailer industry. Borco trailers are marketed and sold predominantly in the United States. Borco has shown continuous increases in annual sales over the seventeen years it has been in business, whit the current annual increase of 22%.

David Hastings, age 52, certified public accountant who currently is the sole proprietor in an accounting, tax and financial advisement firm. He obtained his work experience with KPMG PEAT MARWICK (KPMG) from 1972-1976. He left KPMG to work for one of its clients, Nationsbank, as senior vice president where he headed the financial corporation's tax department overseeing tax planning, litigation, lobbying, acquisition, and preparation responsibilities for holding company's and numerous affiliates. His achievements include utilizing a 10 year net operating loss carryforward and bond portfolio to obtain over $2 million in tax refund. He also was responsible for rewriting Virginia's bank tax statutes which had been in effect for over 100 years saving banks statewide millions of dollars annually. He was also a national spokesman for the banking industry in successful effort to repeal 10% withholding on interest and dividends. David is an entrepreneur and since 1992, he has been co-owner of three different businesses including restaurants and a retail clothing boutique.

Charles Kiefner, age 62, has been an officer and director of this company for the last five years.

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

As per item 405 of SEC Regulation S-B it should be noted that during the fiscal year ended December 31, 2000, the Company has no record of the timely filing of Statements of Changes in Beneficial Ownership of Securities forms (Form 3 and Form 4) on one or more occasions by the following: Charlie Kiefner. The Company believes that none of the reports required to be made under Section 16(a) have been filed by the persons required to file such reports. The Company has received assurances from the persons required to file such reports that all required reports will be filed as soon as possible.

Item 10. Executive Compensation
-------------------------------

REMUNERATION PAID TO EXECUTIVES/DIRECTORS

The following table sets forth the remuneration to the Company's executive officers, who were also the directors for the past fiscal year 2000:

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation                   Long Term Compensation
                         -------------------------   ---------------------------------------------
                                                                   Securities
                                                                   Underlying         All
Name and                                 Other       Restricted    Options/   LTIP    Other
Principle Position  Year Salary Bonus Compensation   Stock Awards  SAR's     Payouts  Compensation
------------------  ---- ------ ----- ------------   ------------  --------  -------  ------------
Charles Kiefner     2000   0       0       $47,500   $  292,000    $    0    $   0    $ 1,769
                    1999   0       0       $     0   $  249,438    $    0    $   0    $     0
                    1998   0       0       $     0   $  350,000    $    0    $   0    $     0

Donna Anderson      2000   0       0       $37,000   $  304,000    $    0    $   0    $     0
                    1999   0       0       $     0   $   60,000    $    0    $   0    $     0
                    1998   0       0       $     0   $        0    $    0    $   0    $     0

John Anderson       2000   0       0       $37,000   $  220,000    $    0    $   0    $     0
                    1999   0       0       $     0   $        0    $    0    $   0    $     0
                    1998   0       0       $     0   $  120,000    $    0    $   0    $     0

No other compensation was paid, accrued or received by any officer or director for any of the years shown.

EMPLOYMENT AGREEMENTS

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

EMPLOYEE BENEFITS

The Company adopted the 1999 KEY EMPLOYEE/DIRECTOR STOCK OPTION PLAN (the "Plan") effective October 19, 1999, and has reserved 1,000,000 shares for issuance thereunder. The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's plan are granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date. There have been no options granted under the Plan.


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following table sets forth information regarding beneficial ownership as of May 02, 2001 of the Company's Common Stock, by any person who is known to the Company to be the beneficial owner of more than 5% of the Company's voting securities and by each Director and by Officers and Directors of the Company as a group. The Company has only one class of common stock (par value $0.001) and one class of preferred stock (par value $0.01).


               Name and Address of           Amount and Nature of  Percent
Title of Class Beneficial Owner              Beneficial Ownership  of Class **
-------------- ----------------------------- -------------------- ------------

(1)            Charles Kiefner
               120 St. Croix Avenue
               Cocoa Beach, FL 32931              2,340,000          11 %

(1)            Donna Anderson
               797 N. High Road
               Palm Springs, CA 92262 *           3,200,660          15 %

               -----------------------
               All Officers and Directors         5,540,660          25 %
               as a Group (5 persons)

* Includes shares held with by her spouse, John Anderson (100,000), DiLaura Trust (1,300,000) and Media Concepts Inc. (175,660), a company controlled by John and Donna Anderson.

** Based upon 22,084,285 shares of common stock issued and outstanding. Each beneficial owner's percentage is determined by assuming that all such exercisable options or warrants that are held by such person (but not those held by any other person) have been exercised.

Except as set forth herein, all securities are directly owned and the sole investment and voting power are held by the person named. A person is deemed to be the beneficial owner of securities that can be acquired by such person within sixty days of July 14, 2000.

(1)  $0.001 par value common stock

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

On December 29, 1999, the Company sold its film library to Media Classics Group, Inc., a company controlled by John and Donna Anderson, two of the former officers of the Company, in a stock transaction in exchange for a $3,000,000 note, with interest from May 5, 2000, on the unpaid principal balance at the rate of 8% per annum, maturing on December 29, 2002. The Company issued 175,000 shares of preferred stock and 750,000 shares of common stock. The principal on the note (and accrued interest at the Company's discretion) is convertible into fully paid and nonassessable shares of Preferred Stock at the rate of 10% of the then designated Preferred Stock by the Board of Directors.

On August 17, 2000, we reacquired the film library from Media Classics Group, Inc. and recorded the film library at net book value which was $2,928,118. As a result of insufficient operating capital, the Company wrote off the film library during the fourth quarter of 2000, in accordance with FAS 121, due to lack of significant customers and an uncertain revenue stream. Included in operations is a charge of $2,928,118.

Other than the above, the Company has engaged in no transaction required to be described herein.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------
(a)      Exhibits.  See Index to Financial Statements.
(b)      Form 8-K Reports - None were filed during the fourth quarter of 2000.

                                   SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MONOGRAM PICTURES, INC.

Date: May 18, 2001                          By:      /s/ Steve Swank
                                                     -----------------------
                                                     CEO and Director

Date: May 18, 2001                          By:      /s/ Charles Kiefner
                                                     ----------------------
                                                     Secretary and Director

Exhibits.  Financial Statements


                                      INDEX

     Independent Auditors' Report  . . . . . . . . . . . . . . . . . . .  F-1

     Consolidated Balance Sheets at December 31, 2000 and 1999 . . . . .  F-2

     Consolidated Statements of Operations For the Years Ended
     December 31, 2000 and 1999  . . . . . . . . . . . . . . . . . . . .  F-3

     Consolidated Statements Stockholders' Equity For the Years
     Ended December 31, 2000 and 1999  . . . . . . . . . . . . . . . .  F-4 F-5

     Consolidated Statements of Cash Flows For the Years Ended
     December 31, 2000 and 1999  . . . . . . . . . . . . . . . . . . .  F-6 F-7

     Notes to the Consolidated Financial Statements . . . . . . . . .   F-8 F-14

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Monogram Pictures, Inc.
Cocoa Beach, FL 32931

We have audited the consolidated balance sheet of Monogram Pictures, Inc. (the Company), as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial net losses for the periods indicated. Unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Clancy and Co., P.L.L.C.
Phoenix, Arizona

May 16, 2001
                                       F-1

                             MONOGRAM PICTURES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
ASSETS                                                                2000           1999
------                                                                ----           ----
Current Assets
  Cash and Cash Equivalents                                        $     65,588    $        406

Other Assets
   Note Receivable (Note 3)                                                   0       3,000,000
   Goodwill (Note 1)                                                    188,399               0
   Prepaid Expenses                                                       8,108           1,150
                                                                   ------------    ------------
Total Other Assets                                                      196,507       3,001,150
                                                                   ------------    ------------

Total Assets                                                       $    262,095    $  3,001,556
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and Accrued Liabilities                        $     63,507    $     40,000
   Payroll Tax                                                           23,700          23,700
Liabilities
   Due to Related Party (Note 4)                                              0         105,784
                                                                   ------------    ------------
Total Current Liabilities                                                87,207         169,484

Commitments and Contingencies (Note 10)

Stockholders' Equity
   Preferred Stock: Authorized $0.01 Par Value, 5,000,000 Shares;
Issued and Outstanding, 175,000                                           1,750           1,750
   Common Stock: Authorized $0.001 Par Value, 100,000,000 Shares;
Issued and Outstanding, 22,084,225 and 12,351,227, respectively           2,208          12,351
   Additional Paid In Capital                                        20,178,528      16,810,813
   Retained Earnings (Deficit)                                      (20,007,598)    (13,992,842)
                                                                   ------------    ------------
Total Stockholders' Equity                                              174,888       2,832,072
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $    262,095    $  3,001,556
                                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                             MONOGRAM PICTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Year Ended December 31:                                2000            1999
                                                       ----            ----

Revenues                                          $  1,088,036   $          0

Cost of Revenues                                                            0
                                                  ------------   ------------
                                                     1,030,219

Gross Profit                                            57,817              0

Operating Expenses
   General and Administrative                        6,621,218      2,569,858
                                                  ------------   ------------

Operating Loss                                      (6,563,401)    (2,569,858)

Other Income (Expense)
   Other Income (Note 5)                               548,645              0
   Loss on Sale of Assets (Note 7)                           0       (111,505)
   Interest Expense                                          0         (1,552)
                                                  ------------   ------------
Total Other Income (Expense)                           548,645       (113,057)
                                                  ------------   ------------

Loss From Operations                                (6,014,756)    (2,682,915)

Loss on Discontinued Operations (Note 8)                     0       (255,680)
                                                  ------------   ------------

Net Loss Available to Common Stockholders         $ (6,014,756)  $ (2,938,595)
                                                  ============   ============

Basic Loss Per Common Share
   Loss From Operations                            $     (3.12)    $    (2.52)
   Discontinued Operations                                0.0           (0.24)
                                                        ------         ------
Net Loss Available to Common Stockholders          $     (3.12)    $    (2.76)
                                                        ======         ======

Basic Weighted Average Common Shares Outstanding     1,925,556       1,065,866
                                                    ==========      ==========

The accompanying notes are an integral part of these financial statements.

                             MONOGRAM PICTURES, INC.
                  CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                            Additional    Retained
                                                      Preferred Stock      Common Stock       Paid In     Earnings
                                                      Shares   Amount     Shares   Amount     Capital     (Deficit)      Total
                                                      -------  ------   ---------  ------   ----------   -----------   ----------
Balance, December 31, 1998                                  0       0     125,993     126   12,738,178   (11,651,089)   1,087,215
Issuance of Common Stock For Cancellation of Debt at
$0.01 Per Share, January                                                    3,000       3           27                         30
Issuance of Common Stock For Services Rendered at
$0.05 Per Share, February                                                 962,750     963      480,412                    481,375
Issuance of Common Stock For Services Rendered at
$1.20 Per Share, March                                                     94,000      94    1,127,906                  1,128,000
Issuance of Common Stock For Conversion of Debt to
Equity at $1.20 Per Share, March                                            1,000       1       11,974                     11,975
Cancellation of Common Stock Issued For Services
Rendered, 1998                                                             (1,165)     (1)    (139,749                   (139,750)
Cancellation of Common Stock Issued For Services
Rendered at $0.05 Per Share, February                                     (40,000)    (40)     (19,960                    (20,000)
Issuance of Common Stock For Services Rendered at
$0.05 Per Share, November                                                  15,000      15        7,485                      7,500
Issuance of Common Stock and Preferred Stock In
Exchange For Film Library                             150,000   1,500      75,000      75    2,248,425                  2,250,000
Capital Contributions                                                                           45,598                     45,598
Fractional Shares                                                              44
Removal of Subsidiary Retained Earnings                                                                      596,842      596,842
Loss, December 31, 1999                                                                                   (2,616,713)  (2,616,713)
                                                      -------  ------   ---------   -----   ----------   -----------   ----------
Balance, December 31, 1999, As Reported               150,000   1,500   1,235,622   1,236   16,500,296    13,670,960)   2,832,072

                                                                                            Additional    Retained
                                                      Preferred Stock      Common Stock       Paid In     Earnings
                                                      Shares   Amount     Shares   Amount     Capital     (Deficit)      Total
                                                      -------  ------   ---------  ------   ----------   -----------   ----------
Prior Period Adjustment (Note 4)                       25,000     250                          321,632      (321,882)           0

Balance, December 31, 1999, As Restated               175,000   1,750   1,235,622   1,236   16,821,928   (13,992,842)   2,832,072

Common Stock Issued For Services Rendered at
$0.15 Per Share, February                                                   6,500       6        9,744                      9,750
Common Stock Issued For Services Rendered at
$1.12 Per Share, February                                                 100,000     100    1,119,900                  1,120,000
Common Stock Issued For Services Rendered at
$0.15 Per Share, March                                                      7,500       7       11,243                     11,250
Common Stock Issued For Services Rendered at
$0.34 Per Share, April                                                     75,000      75      254,925                    255,000
Common Stock Issued For Services Rendered at
$0.22-$0.24 Per Share, April                                              491,800     492    1,082,374                  1,082,866
Common Stock Issued For Acquisition of Subsidiary at
$0.53 Per Share, May 2000                                                  40,000      40      211,960                    212,000
Common Stock Issued For Services Rendered at
$0.16 Per Share, June                                                      97,500      97      159,608                    159,705
Common Stock Issued For Services Rendered at
$0.375 Per Share, July                                                    130,000     130      487,370                    487,500
Common Stock Issued For Services Rendered at
$0.05 Per Share, December                                                  25,000      25       12,475                     12,500
Asset Transferred Under Common Control                                                         (71,882)                   (71,882)
Debt Converted to Paid In Capital                                                               78,883                     78,883
Loss, Year Ended December 31, 2000                                                                        (6,014,756)  (6,014,756)
                                                      -------  ------   ---------  ------  -----------   -----------   ----------
Balance, December 31, 2000                            175,000  $1,750   2,208,922   2,208  $20,178,528  $(20,007,598)  $  174,888
                                                      =======  ======   ========== ======  ===========   ===========   ==========

The accompanying notes are an integral part of these financial statements.

                             MONOGRAM PICTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Year Ended December 31:                                                          2000             1999
                                                                                 ----             ----
Cash Flows From Operating Activities
   Net Loss                                                                 $(6,014,756)     $(2,938,595)
   Adjustments to Reconcile Net Loss to Net Cash Provided By (Used In)
Operating Activities
      Depreciation and Amortization                                              24,883          512,985
      Loss on Sale of Assets (Note 7)                                                 0          111,505
      Bad Debt Expense - Sale of Subsidiary (Note 7)                                  0          596,842
      Common Stock Issued for Services                                        3,138,571        1,596,905
      Write Off of Film Library                                               2,928,118                0
   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses                                    (2,156)          (1,150)
       Increase (Decrease) in Accounts Payable and Accrued Liabilities           17,422          (10,860)
                                                                              ---------        ---------
   Total Adjustments                                                          6,106,838        2,806,227
                                                                              ---------        ---------
Net Cash Flows Provided By (Used In) Operating Activities                        92,082         (132,368)

Cash Flows From Investing Activities
   Advances From Related Party                                                   18,100           56,932
   Repayments To Related Party                                                  (45,000)               0
                                                                              ---------        ---------
Net Cash Flows Provided By (Used In) Investing Activities                       (26,900)          56,932

Cash Flows From Financing Activities
   Principal Payment on Mortgage Payable                                              0             (900)
   Capital Contributions                                                              0           45,598
                                                                              ---------        ---------
Net Cash Provided By Financing Activities                                             0           44,698
                                                                              ---------        ---------

Increase (Decrease) in Cash and Cash Equivalents                                 65,182         (30,738)
Cash and Cash Equivalents at Beginning of Year                                      406           31,144
                                                                              ---------        ---------
Cash and Cash Equivalents at End of Year                                     $   65,588       $      406
                                                                              =========        =========





Year Ended December 31:                                                          2000             1999
                                                                                 ----             ----

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                                  $        0      $     1,552
                                                                              =========        =========
   Income taxes                                                              $        0      $         0
                                                                              =========        =========

Supplemental Schedule of Noncash Investing and Financing Activities:
   Issuance of Common Stock for Services Rendered                            $3,138,571      $ 1,596,905
                                                                              =========        =========
   Cancellation of Common Stock for Prepaid Airtime                          $        0      $  (139,750)
                                                                              =========        =========
   Issuance of Common Stock For Conversion of Debt to Equity                 $        0      $    11,975
                                                                              =========        =========
   Acquisition of Film Library in Exchange For Common/Preferred Stock        $        0      $ 2,500,000
                                                                              =========        =========
   Sale of Film Library in Exchange For Note Receivable                      $        0      $ 3,000,000
                                                                              =========        =========
   Acquisition of Film Library in Cancellation of Note Receivable            $2,928,118      $         0
                                                                              =========        =========
   Goodwill Recorded in Acquisition of Subsidiary in Stock Transaction       $  213,281      $         0
                                                                              =========        =========

The accompanying notes are an integral part of these financial statements.

                             MONOGRAM PICTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - ORGANIZATION
         ------------

         Monogram Pictures, Inc. (the "Company") is a Nevada Corporation with an authorized capital consisting of 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. During 2000, the Company was also known as Definition, Ltd. and Epersonnel Management.com, Inc. During 1999, the Board of Directors approved a 20:1 reverse stock split at $0.001 par value (no affect to par value). All per share and per share information have been adjusted retroactively.

         During 2000, the Company directed its efforts to the Professional Employment Services Industry and successfully acquired 100% of the outstanding common stock of General Personnel Management, Inc. (GPM) (a California Corporation) pursuant to a Stock Exchange Agreement dated June 1, 2000. The Company retains GPM as a subsidiary. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of the subsidiary are included from the date of acquisition. Goodwill has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on a straight-line basis over five years. The fair market value of the liabilities assumed exceeded the fair market values of the assets acquired by $1,280 and the cost of the subsidiary was 400,000 shares of the Company's common stock at $0.53 per share, or $212,000, for total goodwill recognized of $213,280. Amortization charged to operations for 2000 was $24,286. The acquisition was valued at the fair market value of the common stock at the date of issuance. The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed at the beginning of 2000:

                                        2000                  1999
                                    -------------         -------------
         Revenues                   $   1,947,892         $   2,537,241
         Net Loss                   $   6,015,603         $   2,976,826
         Loss Per Share             $        3.12         $        2.79

         Additionally, pursuant to the agreement, each former shareholder (4) agreed to serve upon an advisory board for a period of not less than two (2) years from the date the transaction was consummated and receives annual compensation of 50,000 shares of the Company's common stock, at a value of $0.05 per share, for a total of 400,000 additional shares. The additional consideration for services rendered is accounted for as expenses of the appropriate periods. As of December 31, 2000, 200,000 shares were issued for services rendered for a total value of $10,000.

         The Company continues to actively seek merger targets. There is, of course, no assurance that the Company will be successful in its endeavors. The financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should the Company be unable to continue as a going concern. The Company has incurred substantial net losses in recent years and used substantial amounts of working capital in its operations. These factors raise substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. Management's plans to seek additional capital include equity financing's and/or a merger with an existing operating company (s). It is the Company's belief that it will continue to incur losses for the next 12 months, and as a result, will require additional funds. There are no guarantees the Company will be successful in obtaining these funds. The Company's ability to achieve these objectives cannot be determined at this time. The

         -----------------------

         financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Accounting Method
         -----------------
         The Company's financial statements are prepared using the accrual method of accounting.

         Cash and Cash Equivalents
         -------------------------
         The Company considers all highly liquid instruments with a maturity of three months or less when acquired to be cash and cash equivalents.

         Concentration of Credit Risk
         ----------------------------
         The Company maintains funds at financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's revenues are generated by its subsidiary from approximately five customers, each of which contributes more than 10% of total revenues.

         Principles of Consolidation
         ---------------------------
         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, General Personnel Management, Inc. All intercompany transactions have been eliminated in consolidation.

         Purchase Method
         ---------------
         Investments in companies have been included in the financial report using the purchase method of accounting on the basis of the fair value of the acquired assets less liabilities assumed. The Company retains the acquired company as a subsidiary.

         Business Combinations
         ---------------------
         Transfers and exchanges of assets between companies under common control are accounted for at historical cost in a manner similar to that in a pooling of interests accounting. The excess of the cost of the asset acquired over the net assets sold at their book values are charged to additional paid in capital.

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

         -------------------------------------------

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

         Intangible Assets
         -----------------
         Intangible assets represent goodwill which is amortized using the straight-line method over the useful life of the intangible asset. In accordance with Accounting Principles Board (APB) Opinion No. 17, "Intangible Assets," and the Company continually evaluates whether the estimated useful life used to amortize the intangible asset is appropriate due to changing facts and circumstances resulting in increases or decreases in the asset's estimated useful life, and records the change prospectively.

         Per Share of Common Stock
         -------------------------
         Basic earnings or loss per share is based on the weighted average number of common shares outstanding. Diluted earnings or loss per share is based on the weighted average number of common shares outstanding and dilutive common stock equivalents. All earnings or loss per share amounts in the financial statements are basic earnings or loss per share, as defined by SFAS No. 128, "Earnings Per Share." Diluted earnings or loss per share does not differ materially from basic earnings or loss per share for all periods presented. Convertible securities that could potentially dilute basic earnings per share in the future are not included in the computation of diluted earnings per share because to do so would be antidilutive. All per share and per share information are adjusted retroactively to reflect stock splits and changes in par value.

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

         SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

         In March 2000, the FASB issued FASB Interpretation No. 44 (FIN44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25." FIN44 is generally effective for transactions occurring after July 1, 2000, but applies to repricings and some other transactions after December 31, 1998. The Company believes that this interpretation will not have a significant effect on its consolidated financial statements.

         -------------------------------------------

         Accounting for Derivative Instruments and Hedging Activities
         In June 1998, the Financial Accounting Standard Board (FASB) issued SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 to defer the effective date of SFAS No. 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The implementation of SFAS No. 133 did not have a significant impact on its financial statements.

         Fair Value of Financial Instruments
         -----------------------------------
         For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

         Recent Accounting Pronouncements
         --------------------------------
         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition In Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 no later than the fourth quarter of fiscal 2000. The Company implemented SAB 101 effective January 1, 2000. SAB 101 had no effect on the Company's financial statements.

         Reclassifications
         -----------------
         Certain prior period amounts have been reclassified to conform to the current year presentation.

         Pending Accounting Pronouncements
         ---------------------------------
         It is anticipated that current pending accounting pronouncements will not have an adverse impact on the financial statements of the Company.

NOTE 3 - NOTE RECEIVABLE AND PRIOR PERIOD ADJUSTMENT
         -------------------------------------------

         On December 29, 1999, the Company sold its film library to Media Classics Group, Inc., a company controlled by two of the former officers of the Company, in a stock transaction in exchange for a $3,000,000 note, with interest from May 5, 2000, on the unpaid principal balance at the rate of 8% per annum, maturing on December 29, 2002. The Company issued 175,000 shares of preferred stock and 750,000 shares of common stock. The principal on the note (and accrued interest at the Company's discretion) is convertible into fully paid and nonassessable shares of Preferred Stock at the rate of 10% of the then designated Preferred Stock by the Board of Directors.

         In connection with the transaction, the Company inadvertently recorded the issuance of 150,000 shares of preferred stock instead of 175,000. Additionally, the Company recorded in the statement of operations a gain on the transaction of $321,882, which should have been charged to additional paid in capital in accordance with Accounting Principles Board No. 16, Business Combinations, because the assets exchanged were transferred between companies under common control. The net effect of the transaction is an increase to preferred stock of $250, an increase to additional paid in capital of $321,632, and an increase to retained earnings of $321,882. The effect on net income was an increase of $321,882 and an increase in net loss per share of $0.03. There was no related tax effect due to the Company's loss position.

         ------------------------------------------------------

         On August 17, 2000, we reacquired the film library from Media Classics Group, Inc. and recorded the film library at net book value which was $2,928,118. As a result of insufficient operating capital, the Company wrote off the film library during the fourth quarter of 2000, in accordance with FAS 121, due to lack of significant customers and an uncertain revenue stream. Included in operations is a charge of $2,928,118.

NOTE 4 - RELATED PARTY TRANSACTIONS
         --------------------------

         From time to time, certain related parties advance monies to fund the operating expenses of the Company as needed. During 2000, the Company received $18,100 in related parties advances, repaid related party advances of $45,000, and converted $78,883 to additional paid in capital. At December 31, 1999, the Company was indebted to certain related parties in the amount of $105,784, bearing no interest, and due on demand.

NOTE 5 - OTHER INCOME
         ------------

         Other Income of $548,645 represents $89,976 cash received during the IMSC acquisition which later fell through and $458,669 cash received as a result of a settlement agreement dated June 20, 2000 with the Company, Interstate Management Services, Inc. (IMSC) , and Employer Resource (ER). On March 14, 2000, the Company entered into a "Stock Exchange Agreement" with Russell P. Ferry (Ferry), owner of 75% of the outstanding shares of IMSC common stock, and issued 750,000 shares of common stock in exchange for Ferry's outstanding shares of IMSC common stock. IMSC was a Professional Employment Organization which ER claimed had been performing payroll services for IMSC clients. IMSC denied ER's claims to these rights. Per the settlement agreement, ER agreed to pay the Company $500,000 discounted to $400,000 if paid within 45 days of execution of the agreement as a settlement for the rights to the IMSC clients. ER paid $400,000 plus $58,669 in default fees, including accrued interest.

NOTE 6 - INCOME TAXES
         ------------

         There is no current or deferred tax expense for the years ended December 31, 2000 and 1999 due to the Company's loss position. The benefits of timing differences have not been previously recorded. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

         Deferred Tax Asset                    2000             1999
         --------------------------------  -----------      -----------
         Net Operating Loss Carryforwards  $ 5,980,386      $ 3,935,369
         Valuation Allowance                (5,980,386)      (3,935,369)
                                           -----------      -----------
         Net Deferred Tax Asset            $         0      $         0
                                           ===========      ===========

         -----------------------

         The Company has available net operating loss carryforwards of approximately $18,000,000 for tax purposes to offset future taxable income which expire through 2020. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% is deemed to occur within any three-year period.

         A reconciliation between the statutory federal income tax rate (34%) and the effective income rate of income tax expense for the year ended December 31, 2000 and 1999 is as follows:

         Statutory Federal Income Tax Rate      (34.0) %      (34.0) %
         Valuation Allowance                     34.0  %       34.0  %
                                                 ----          ----
         Effective Income Tax Rate                0.0  %        0.0  %
                                                 ====          ====

NOTE 7 - DISCONTINUED OPERATIONS
         -----------------------

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

NOTE 8 - STOCK OPTION PLAN
         -----------------

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

NOTE 9 - SEGMENT INFORMATION
         -------------------

         The Company is an acquisition-seeking company and, therefore, does not allocate any of its corporate selling, general and administrative, or overhead expenses to its subsidiaries. During 2000, the Company had one subsidiary, General Personnel Management, Inc. Segment information is as follows for the year ended 2000:
                                  Parent        Subsidiary         Total
                               ------------    ------------    ------------
         Total Revenues        $          0    $  1,088,036    $  1,088,036
         Operating Loss        $  6,553,498    $      9,903    $  6,563,401
         Total Assets          $    249,775    $     12,320    $    262,095

NOTE 10 - COMMITMENTS AND CONTINGENCIES
         ------------------------------

         The Company's subsidiary, General Personnel Management, Inc., leases office space and computer equipment under noncancelable operating leases in San Diego, CA, the subsidiary's headquarters, through February 2005. The Company also paid rent for offices located in CA which have been closed as of year end. Rent expense charged to operations during 2000 was approximately $66,000.

         Future annual commitments for the next five years are as follow:

         (2001: $28,273;  2002: $14,455;  2003: $11,635; 2004: $11,635;
          and 2005: $1,939)

NOTE 11 - SUBSEQUENT EVENTS
         ------------------

         On May 2, 2001, the Board of Directors approved a 1-10 reverse split of the Company's common stock. All per share and per share information have been adjusted retroactively to reflect the split.