Form 10QSB
period 2001-03-31
MONOGRAM PICTURES INC
filed 2001-05-21
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001
                                                         ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the Transition Period from               to
                                     ------------    -------------

                           Commission File No. 0-20598

                             MONOGRAM PICTURES, INC.
             (exact name of registrant as specified in its charter)

         NEVADA                                                 75-2293489
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of May 18, 2001: 2,428,423 (includes 200,000 {20,000 post-split}shares to be issued as of December 31, 2000.).

                             MONOGRAM PICTURES, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of March 31, 2001 .................................. 1
Consolidated Statements of Operations for the Three Months Ended March 31, 2001.... 2
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001.... 3
Notes to Interim Consolidated Financial Statements................................. 4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis ..................................... 5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................................... 6
Item 2 - Changes in Securities..................................................... 6
Item 3 - Defaults Upon Senior Securities........................................... 6
Item 4 - Submission of Matters to a Vote of Security Holders....................... 6
Item 5 - Other Information......................................................... 6
Item 6 - Exhibits and Reports on Form 8-K.......................................... 6
         Signatures................................................................ 6

PART I

Item 1.  Financial Statements.

                             MONOGRAM PICTURES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2001 (Unaudited)
ASSETS
------
Current Assets
  Cash and Cash Equivalents                                         $      93
   Prepaid Expenses                                                      3,344
                                                                    ----------
Total Current Assets                                                     3,437

Goodwill, net of amortization of  $39,047                              174,234
                                                                    ----------

Total  Assets                                                       $  177,671
                                                                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts Payable and Accrued Liabilities                         $   74,869
   Payroll Tax Liabilities                                              23,700
                                                                    ----------
Total Current Liabilities                                               98,569

Stockholders' Equity
   Preferred Stock: Authorized $0.01 Par Value, 5,000,000 Shares;
Issued and Outstanding, 175,000                                          1,750
   Common Stock: Authorized $0.001 Par Value, 50,000,000
Shares; Issued and Outstanding, 2,428,423 and 2,208,423                  2,428
   Additional Paid In Capital                                       20,288,309
   Retained Earnings (Deficit)                                     (20,213,385)
                                                                    ----------
Total Stockholders' Equity                                              79,102
                                                                    ----------

Total Liabilities and Stockholders' Equity                          $  177,671
                                                                    ==========

See notes to condensed financial statements.

                             MONOGRAM PICTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)

                                                  Three Months     Three Months
                                                     Ended            Ended
                                                 March 31, 2001   March 31, 2000
                                                 --------------   --------------
Revenues                                          $   453,259      $         0
Cost of Revenues                                      436,090                0
                                                     --------         --------
Gross Margin                                           17,169                0

General and Administrative Expenses                   222,954          189,401
                                                     --------         --------

Net Loss Available to Common Stockholders         $  (205,785)     $  (189,401)
                                                     ========         ========

Basic Loss Per Common Share                       $     (0.09)     $     (0.14)
                                                        =====            =====


Basic Weighted Average Common Shares Outstanding    2,355,089        1,333,623
                                                    =========        =========

See notes to condensed financial statements.

                             MONGRAM PICTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000 (Unaudited)
                                                                                 Three Months      Three Months
                                                                                     Ended             Ended
                                                                                March 31, 2001    March 31, 2000
                                                                                --------------    --------------
Cash Flows From Operating Activities
   Net Loss                                                                       $  (205,785)      $  (189,401)
   Adjustments to Reconcile Net Loss to Net Cash Flows Used in
Operating Activities
      Common Stock Issued for Services                                                110,000           171,000
     Amortization                                                                      14,164                 0
   Changes in Assets and Liabilities
     (Increase) Decrease in Prepaid Expenses                                            4,764                 0
       Increase (Decrease) in Accounts Payable and Accrued Liabilities                 11,362                 0
                                                                                  -----------       -----------
   Total Adjustments                                                                  140,290           171,000
                                                                                  -----------       -----------
Net Cash Flows Used In Operating Activities                                           (65,495)          (18,401)

Cash Flows From Investing Activities                                                      -                 -

Cash Flows From Financing Activities
   Advances From Related Party                                                              0            18,100
                                                                                  -----------       -----------
Net Cash Flows Provided By Financing Activities                                             0            18,100
                                                                                  -----------       -----------

Increase (Decrease) in Cash and Cash Equivalents                                      (65,495)             (301)
Cash and Cash Equivalents, Beginning of Period                                         65,588               406
                                                                                  -----------       -----------
Cash and Cash Equivalents, End of Period                                          $        93       $       105
                                                                                  ===========       ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                                       $         0       $         0
                                                                                  ===========       ===========
   Income taxes                                                                   $         0       $         0
                                                                                  ===========       ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of Common Stock for Services Rendered                                    $   110,000       $   171,000
                                                                                  ===========       ===========

See notes to condensed financial statements.

                             MONOGRAM PICTURES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1.  Statement of Information Furnished
-------------------------------------------

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2001, and the consolidated results of operations and cash flows for the three months ended March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the accompanying consolidated financial statements and notes thereto incorporated by reference in the Company's 2000 Annual Report on Form 10-KSB.

NOTE 2.  Segment Information
Segment information represent that of the corporate overhead and its subsidiary operations. The subsidiary was not acquired until June 2000 and thus, all of the segment information for the three months ended March 31, 2000 represents the parent company only. Management does not allocate any corporate, selling , administrative or overhead expenses to this subsidiary. Segment information is as follows at March 31, 2001:
                         Parent            Subsidiary        Total
                         ----------        ----------      ----------
Total Revenues           $        0        $  453,259      $  453,259
Operating Loss           $  185,483        $   20,302      $  205,785
Total Assets             $  174,290        $    3,381      $  177,671

NOTE 3.  Subsequent Event - Reverse Stock Split
On May 2, 2001, the Company's Board of Directors approved a 1-10 reverse stock split. All per share and per share information have been adjusted retroactively.

NOTE 4.  Financial Results and Liquidity
To date, we have not been profitable. We face all the risks common to companies in their early stages of development, including under capitalization and uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our recurring losses raise substantial doubt about our ability to continue as a going concern. Our financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results. The Company expects to incur losses as it expands its businesses and will require additional funding during 2001. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

Recently, the Company has explored the possibility of merging with another Company. Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our Common Stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet NASDAQ listing requirements or in what are commonly referred to as the "pink sheets."

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

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

(1) Results of Operations
Revenues. The Company revenues and costs of revenues for the three months ended March 31, 2001 were $453,259 and $436,090 and represents our subsidiary operations, General Personnel Management, Inc. Gross margin was $17,169, or approximately 4%. There were no revenues for the three months ended March 31, 2000. The Company does not rely on revenues for funding.

General and Administrative Expenses. During the three months ended March 31, 2001, the Company incurred $222,954 of general and administrative expenses compared to first quarter 2000 general and administrative expenses of $189,401. General and administrative expenses primarily represent common stock issued for consulting services.

Provision for Income Taxes. As of March 31, 2001, the Company's accumulated deficit was approximately $20,000,000. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.

(2) Liquidity
The Company had cash in bank of $93 at March 31, 2001. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business through mergers and acquisitions. The Company has been dependent upon funds advanced from stockholders to support its working capital needs. The Company may raise additional funds through public or private equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Net cash flows used in operating activities was $65,495 and $18,401 for the three months ended March 31, 2001 and 2000, which is primarily a result of our net loss offset by common stock issued for services in both periods presented.

PART II

Item 1.  Legal Proceedings.
--------------------------
None.

Item 2.  Changes in Securities.
For the three months ended March 31, 2001, the Company issued 2,200,000 (220,000 post-split) shares of its common stock at $0.05 per share, or $110,000 for consulting services.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------
None.

Item 4.  Submission of Matters to Vote of Security Holders.
----------------------------------------------------------
None.

Item 5.  Other Information.
---------------------------
None.

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------
1. On January 22, 2001, the Company filed Form 8-K to announce that Charles A. Cohen resigned as Director and Chief Financial Officer. Kenneth A. Mason was then elected Director and Chief Financial Officer.
2. On February 13, 2001, the Company filed Form 8-K to announce that Kenneth A. Mason was elected interim President and CEO, replacing Donna L. Anderson. Ms. Anderson continues as a Director. Kenneth R. Kelly, Esq. was appointed as outside counsel.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Monogram Pictures, Inc.
                                      By: /s/  STEVE SWANK
                                         ---------------------
                                         Steve Swank
                                         CEO and Director
                                         Dated:  May 18, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.