Form 10KSB/A
period 2000-12-31
MONOGRAM PICTURES INC
filed 2001-06-21
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                             AMENDMENT NUMBER 1 TO

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

                19941 Gulf Boulevard, #E, Indian Shores, FL 33785
                            -------------------------
          (Address of principle executive offices, including zip code)

                                  727-596-5088
                                -----------------
              (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of May 16, 2001 was $0.45 based on the last sale price of $0.35 as reported by the OTCBB as of May 16, 2001. Registrant had outstanding 2,428,423 shares of common stock (includes 20,000 shares to be issued as of December 31, 2000.)

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

AUTHORITY OF THE BOARD OF DIRECTORS RE: ADDITIONAL SHARE ISSUANCE'S.

Our Articles of Incorporation give the Company's Board of Directors the authority to issue up to 100,000,000 shares of our Common Stock and 5,000,000 shares of the Company's Preferred Stock. As of December 31, 2000, the Company had 2,208,423 shares of our Common Stock issued and 175,000 shares of preferred stock issued and outstanding. The Board of Directors approved a 1-10 reverse split on May 2, 2001. As a result, the Board of Directors has the authority to issue an additional 97,791,577 shares of our Common Stock and 4,825,000 of our Preferred Stock without seeking any shareholder approval.

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

EMPLOYEE BENEFITS

The Company adopted the 1999 KEY EMPLOYEE/DIRECTOR STOCK OPTION PLAN (the "Plan") effective October 19, 1999, and has reserved 1,000,000 shares for issuance thereunder. The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's plan are granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date. On April 19, 2001, the Board of Directors approved the issuance of 950,000 options to acquire shares under the Plan, excercisable for a period of 2 years, at a price of $0.01 per share.


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


               Name and Address of           Amount and Nature of  Percent
Title of Class Beneficial Owner              Beneficial Ownership  of Class **
-------------- ----------------------------- -------------------- ------------

(1)            Charles Kiefner
               120 St. Croix Avenue
               Cocoa Beach, FL 32931              234,000            11 %

(1)            Donna Anderson
               797 N. High Road
               Palm Springs, CA 92262 *           320,066            15 %

               -----------------------
               All Officers and Directors         554,066            25 %
               as a Group (5 persons)

* Includes shares held with by her spouse, John Anderson (10,000), DiLaura Trust (130,000) and Media Concepts Inc. (17,566), a company controlled by John and Donna Anderson.

** Based upon 2,208,423 shares of common stock issued and outstanding. Each beneficial owner's percentage is determined by assuming that all such exercisable options or warrants that are held by such person (but not those held by any other person) have been exercised.

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

                                            MONOGRAM PICTURES, INC.

Date: June 21, 2001                          By:      /s/ Steve Swank
                                                     -----------------------
                                                     CEO and Director

Date: June 21, 2001                          By:      /s/ Charles Kiefner
                                                     ----------------------
                                                     Secretary and Director

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



Clancy and Co., P.L.L.C.
Phoenix, Arizona

May 16, 2001
                                       F-1

                             MONOGRAM PICTURES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
ASSETS                                                                2000           1999
------                                                                ----           ----
Current Assets
  Cash and Cash Equivalents                                        $     65,588    $        406

Other Assets
   Note Receivable (Note 3)                                                   0       3,000,000
   Goodwill (Note 1)                                                    188,399               0
   Prepaid Expenses                                                       8,108           1,150
                                                                   ------------    ------------
Total Other Assets                                                      196,507       3,001,150
                                                                   ------------    ------------

Total Assets                                                       $    262,095    $  3,001,556
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and Accrued Liabilities                        $     63,507    $     40,000
   Payroll Tax                                                           23,700          23,700
Liabilities
   Due to Related Party (Note 4)                                              0         105,784
                                                                   ------------    ------------
Total Current Liabilities                                                87,207         169,484

Commitments and Contingencies (Note 10)

Stockholders' Equity
   Preferred Stock: Authorized $0.01 Par Value, 5,000,000 Shares;
Issued and Outstanding, 175,000                                           1,750           1,750
   Common Stock: Authorized $0.001 Par Value, 100,000,000 Shares;
Issued and Outstanding, 2,208,423 and 1,235,123, respectively             2,208          12,351
   Additional Paid In Capital                                        20,178,528      16,810,813
   Retained Earnings (Deficit)                                      (20,007,598)    (13,992,842)
                                                                   ------------    ------------
Total Stockholders' Equity                                              174,888       2,832,072
                                                                   ------------    ------------

Total Liabilities and Stockholders' Equity                         $    262,095    $  3,001,556
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

                             MONOGRAM PICTURES, INC.
                  CONSOLIDATED STATEMENTS STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                            Additional    Retained
                                                      Preferred Stock      Common Stock       Paid In     Earnings
                                                      Shares   Amount     Shares   Amount     Capital     (Deficit)      Total
                                                      -------  ------   ---------  ------   ----------   -----------   ----------
Balance, December 31, 1998                                  0       0     125,493     126   12,738,178   (11,651,089)   1,087,215
Issuance of Common Stock For Cancellation of Debt at
$0.01 Per Share, January                                                    3,000       3           27                         30
Issuance of Common Stock For Services Rendered at
$0.05 Per Share, February                                                 962,750     963      480,412                    481,375
Issuance of Common Stock For Services Rendered at
$1.20 Per Share, March                                                     94,000      94    1,127,906                  1,128,000
Issuance of Common Stock For Conversion of Debt to
Equity at $1.20 Per Share, March                                            1,000       1       11,974                     11,975
Cancellation of Common Stock Issued For Services
Rendered, 1998                                                             (1,165)     (1)    (139,749                   (139,750)
Cancellation of Common Stock Issued For Services
Rendered at $0.05 Per Share, February                                     (40,000)    (40)     (19,960                    (20,000)
Issuance of Common Stock For Services Rendered at
$0.05 Per Share, November                                                  15,000      15        7,485                      7,500
Issuance of Common Stock and Preferred Stock In
Exchange For Film Library                             150,000   1,500      75,000      75    2,248,425                  2,250,000
Capital Contributions                                                                           45,598                     45,598
Fractional Shares                                                              45
Removal of Subsidiary Retained Earnings                                                                      596,842      596,842
Loss, December 31, 1999                                                                                   (2,616,713)  (2,616,713)
                                                      -------  ------   ---------   -----   ----------   -----------   ----------
Balance, December 31, 1999, As Reported               150,000   1,500   1,235,123   1,236   16,500,296    13,670,960)   2,832,072

                                                                                            Additional    Retained
                                                      Preferred Stock      Common Stock       Paid In     Earnings
                                                      Shares   Amount     Shares   Amount     Capital     (Deficit)      Total
                                                      -------  ------   ---------  ------   ----------   -----------   ----------
Prior Period Adjustment (Note 4)                       25,000     250                          321,632      (321,882)           0

Balance, December 31, 1999, As Restated               175,000   1,750   1,235,123   1,236   16,821,928   (13,992,842)   2,832,072

Common Stock Issued For Services Rendered at
$0.15 Per Share, February                                                   6,500       6        9,744                      9,750
Common Stock Issued For Services Rendered at
$1.12 Per Share, February                                                 100,000     100    1,119,900                  1,120,000
Common Stock Issued For Services Rendered at
$0.15 Per Share, March                                                      7,500       7       11,243                     11,250
Common Stock Issued For Services Rendered at
$0.34 Per Share, April                                                     75,000      75      254,925                    255,000
Common Stock Issued For Services Rendered at
$0.22-$0.24 Per Share, April                                              491,800     492    1,082,374                  1,082,866
Common Stock Issued For Acquisition of Subsidiary at
$0.53 Per Share, May 2000                                                  40,000      40      211,960                    212,000
Common Stock Issued For Services Rendered at
$0.16 Per Share, June                                                      97,500      97      159,608                    159,705
Common Stock Issued For Services Rendered at
$0.375 Per Share, July                                                    130,000     130      487,370                    487,500
Common Stock Issued For Services Rendered at
$0.05 Per Share, December                                                  25,000      25       12,475                     12,500
Asset Transferred Under Common Control                                                         (71,882)                   (71,882)
Debt Converted to Paid In Capital                                                               78,883                     78,883
Loss, Year Ended December 31, 2000                                                                        (6,014,756)  (6,014,756)
                                                      -------  ------   ---------  ------  -----------   -----------   ----------
Balance, December 31, 2000                            175,000  $1,750   2,208,423   2,208  $20,178,528  $(20,007,598)  $  174,888
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

NOTE 8 - STOCK OPTION PLAN
         -----------------

         The Company adopted the 1999 KEY EMPLOYEE/DIRECTOR STOCK OPTION PLAN (the "Plan") effective October 19, 1999, and has reserved 1,000,000 shares for issuance thereunder. The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire common stock. Options outstanding under the Company's plan are granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date. See Note 11.

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

         Future annual commitments for the next five years are as follow:

         (2001: $28,273;  2002: $14,455;  2003: $11,635; 2004: $11,635;
          and 2005: $1,939)

NOTE 11 - SUBSEQUENT EVENTS
         ------------------

         On April 19, 2001, the Board of Directors approved the issuance of 950,000 options to acquire shares under the Plan, excercisable for a period of 2 years, at a price of $0.01 per share.

         As of the date of issuabce of these Financial statements, no options have been exercised.

         On May 2, 2001, the Board of Directors approved a 1-10 reverse split of the Company's common stock. All per share and per share information have been adjusted retroactively to reflect the split.