Form 10QSB
period 2001-06-30
MONOGRAM PICTURES INC
filed 2001-09-19
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended June 30, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Transition Period from               to              .

                       Commission file number:  0-20598

                            MONOGRAM PICTURES, INC.
                            -----------------------
             (exact name of small business issuer in its charter)

                NEVADA                                75-2293489
        -----------------------                ------------------------
     (State or other jurisdiction                  (I.R.S. Employer
    of incorporation organization)                Identification No.)

                19941 Gulf Blvd., #E, Indian Shores, FL 33785
                ---------------------------------------------
         (Address of principal executive offices, including zip code)

                                (727) 596-5088
                                --------------
               (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of August 30, 2001: 4,463,286.


===============================================================================

                            MONOGRAM PICTURES, INC.
                   FORM 10-QSB, QUARTER ENDED JUNE 30, 2001

                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of June 30, 2001 . . . . . . . . . . . .    3
Consolidated Statements of Operations
     for the Six Months Ended June 30, 2001 . . . . . . . . . . . . . .    4
Consolidated Statements of Cash Flows
     for the Six Months Ended June 30, 2001 . . . . . . . . . . . . . .    5
Notes to Interim Consolidated Financial Statements  . . . . . . . . . .    6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis . . . . . . . . . . . . .    7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .    9
Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . .    9
Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . .    9
Item 4 - Submission of Matters to a Vote of Security Holders. . . . . .    9
Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . .    9
Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .    9
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   10

                                    -  2 -
===============================================================================

PART I

Item 1.  Financial Statements.


                            MONOGRAM PICTURES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 2001 (Unaudited)

ASSETS
Current Assets
   Cash and Cash Equivalents                                     $      9,785
   Prepaid Expenses                                                       122
                                                                 ------------
Total Current Assets                                                    9,907

Property and Equipment, Net                                             3,009

Goodwill, net of amortization of $46,211                              295,493
                                                                 ------------
Total  Assets                                                    $    308,409
                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and Accrued Liabilities                      $     88,610
   Payroll Tax Liabilities                                             23,700
   Loans From Shareholders                                             93,173
                                                                 ------------
Total Current Liabilities                                             205,483

Stockholders' Equity
   Preferred Stock: Authorized $0.01 Par Value, 5,000,000 Shares;
      Issued and Outstanding, 47,500                                      475
   Common Stock: Authorized $0.001 Par Value, 50,000,000 Shares;
      Issued and Outstanding, 4,643,286                                 4,643
   Additional Paid In Capital                                      21,171,703
   Retained Earnings (Deficit)                                    (21,073,895)
                                                                 ------------
Total Stockholders' Equity                                            102,926
                                                                 ------------

Total Liabilities and Stockholders' Equity                       $    308,409
                                                                 ============

                 See notes to condensed financial statements.

                                    -  3 -
===============================================================================

                            MONOGRAM PICTURES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)

                                              For the Three Months         For the Six Months
                                                 Ended June 30,              Ended June 30,
                                            -------------------------   -------------------------
                                                2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Revenues                                    $   486,244   $   174,837   $   939,503   $   174,837
Cost of Revenues                                460,074       173,388       896,164       173,388
                                            -----------   -----------   -----------   -----------
Gross Margin                                     26,170         1,449        43,339         1,449

General and Administrative Expenses             886,682     2,727,597     1,109,636     2,916,998
                                            -----------   -----------   -----------   -----------

Net Loss Available to Common Stockholders   $  (860,512)  $(2,726,148)  $(1,066,297)  $(2,915,549)
                                            ===========   ===========   ===========   ===========

Basic and Diluted Loss Per Common Share     $    (0.26)   $    (1.35)   $    (0.38)   $    (1.75)
                                            ===========   ===========   ===========   ===========
Basic and Diluted Weighted Average
     Common Shares Outstanding                3,262,770     2,018,423     2,794,850     1,670,023
                                            ===========   ===========   ===========   ===========

                 See notes to condensed financial statements.

                                    -  4 -
===============================================================================

                            MONOGRAM PICTURES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (Unaudited)

                                                       For the Six Months
                                                         Ended June 30,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Cash Flows From Operating Activities
   Net Loss                                        $ (1,066,297)  $ (2,915,549)
   Adjustments to Reconcile Net Loss to
      Net Cash Flows Used in Operating Activities
      Common Stock Issued for Services                  914,400      2,759,570
      Depreciation and Amortization                      21,628            303
      Write-off Startup Expenses                              0          8,003
   Changes in Assets and Liabilities
      (Increase) Decrease in Prepaid Expenses             7,986         (1,923)
      Increase (Decrease) in Accounts Payable
         and Accrued Liabilities                         13,897         17,162
                                                   ------------   ------------
   Total Adjustments                                    957,911      2,783,115
                                                   ------------   ------------
Net Cash Flows Used In Operating Activities            (108,386)      (132,434)

Cash Flows From Investing Activities
   Cash Acquired in Acquisition of Subsidiary             1,700          7,509
   Cash Paid for Acquisition of Subsidiary              (38,982)             0
   Advances From Related Party                           93,173         18,099
   Purchase of Fixed Assets                              (3,309)        (8,516)
                                                   ------------   ------------
Net Cash Flows Provided by Financing Activities          52,582         17,092

Cash Flows From Financing Activities
   Capital Contributions                                      0        160,000
                                                   ------------   ------------
Net Cash Flows Provided By Financing Activities               0        160,000
                                                   ------------   ------------

Increase (Decrease) in Cash and Cash Equivalents        (55,804)        44,658
Cash and Cash Equivalents, Beginning of Period           65,588            406
                                                   ------------   ------------
Cash and Cash Equivalents, End of Period           $      9,784   $     45,064
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                        $          0   $          0
                                                   ============   ============
   Income taxes                                    $          0   $          0
                                                   ============   ============

Supplemental Schedule of Noncash
   Investing/Financing Activities:
Issuance of Common Stock for Services Rendered     $    914,400   $  2,759,570
                                                   ============   ============
Acquistion of Subsidiary for Common Stock and Cash:
   2001:  Medical Discounts Limited, Inc.
   2000:  General Personnel Management, Inc.
   Assets Acquired                                 $      1,700   $     56,851
   Liabilities Assumed                                   11,206         39,675
                                                   ------------   ------------
   Net Assets Acquired                             $     (9,506)  $     17,176

                 See notes to condensed financial statements.

                                    -  5 -
===============================================================================

                            MONOGRAM PICTURES, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2001, and the consolidated results of operations and cash flows for the three and six months ended June 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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


NOTE 2.  SEGMENT INFORMATION

Segment information represents that of corporate overhead (parent) and its subsidiary operations, General Personnel Management, Inc. (GPM) and Medical Discounts Limited, Inc.(MDL). The MDL subsidiary was not acquired until June 25, 2001, and thus, no results of operations have been included in these financial statements. Management does not currently allocate any corporate, selling, administrative or overhead expenses to its subsidiaries.
Segment information is as follows at June 30, 2001:

                                   GPM           MDL
                    Parent      Subsidiary    Subsidiary      Total
                  ----------    ----------    ----------    ----------
Total Revenues    $        0    $  939,503    $        0    $  939,503
Operating Loss    $1,063,798    $    2,499    $        0    $1,066,297
Total Assets      $  304,555    $    2,154    $    1,700    $  308,409


NOTE 3.  PURCHASE OF SUBSIDIARY

On June 22, 2001, the Company purchased 51% of Medical Discounts Limited, Inc.
(MDL), a Florida Corporation, in a cash/stock transaction. The Company paid $38,982 in cash and issued 344,000 shares of its common stock at $0.26 per share, or $89,440, for a net investment in subsidiary of $128,422. Net assets acquired were $1,700 representing cash. All of the directors of MDL resigned and the current directors of Monogram serve as directors of MDL. The acquisition was recorded using the purchase method of accounting and the subsidiary was included in the consolidated financial statements because Monogram controls the activities of the subsidiary. The Company further signed an agreement on June 22, 2001, with two of the former principal shareholders of MDL to purchase the 165,000 shares of restricted stock issued for $1.00 per share, or $165,000, in twelve months from the date of the agreement, or to issue additional shares of Monogram stock equivalent to the original investment of $165,000, to be issued within 10 days following the expiration of the twelve month period of the agreement.

On August 22, 2001, the Company agreed to pay $20,000 for the remaining 49% interest in MDL.


                                    -  6 -
===============================================================================

MDL is a company seeking to provide an alternative to individuals and families that cannot afford or qualify for health insurance. MDL operates as a membership club that negotiates substantial medical discounts from their physicians and pharmaceutical companies.


NOTE 4.  REVERSE STOCK SPLIT

On May 2, 2001, the Company's Board of Directors approved a 1-10 reverse stock split to all stock outstanding, both common and preferred. All per share and per share information have been adjusted retroactively.


NOTE 5.  FINANCIAL RESULTS AND LIQUIDITY

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

Recently, the Company has explored the possibility of merging with other company(s). Although the Company has not entered into any binding agreement to effect such a transaction, the board of directors of the Company does consider such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our Common Stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet NASDAQ listing requirements or in what are commonly referred to as the "pink sheets."



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

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


                                    -  7 -
===============================================================================

(1)  RESULTS OF OPERATIONS

REVENUES.  The Company revenues for the three and six months ended
June 30, 2001 were $486,244 and $939,503, versus $174,837 and $174,837 for the same periods in 2000, and represents our subsidiary operations, General Personnel Management, Inc.(GPM). Costs of revenues for the three and six months ended June 30, 2001 were $460,074 and $896,164 versus $173,388 and $173,388 for the same periods in 2000. Gross margins for those same periods were $26,170 and $43,339 versus $1,449 for 2000. The three and six months ended June 30, 2000 include financial data for GPM for only one month as the subsidiary was not purchased until June 1, 2001. Gross margins have historically approximated 4-5% for this subsidiary. There were no other revenues for the three or six months ended June 30, 2001 or 2000. The Company does not rely on revenues for funding.

GENERAL AND ADMINISTRATIVE EXPENSES. During the three and six months ended June 30, 2001, the Company incurred $886,682 and $1,109,636 of general and administrative expenses compared to $2,727,597 and $2,916,998 for the same periods in 2000. General and administrative expenses primarily represent common stock issued for consulting services.

NET LOSS. During the three and six months period ended June 30, 2001 and 2000, the Company incurred net losses of $860,512 and $1,066,297 versus $2,726,148 and $2,915,549 for the same periods in 2000. Net loss is primarily a result of stock issued for services rendered. The Company has historically issued stock for services due to its lack of operating capital.

PROVISION FOR INCOME TAXES. As of June 30, 2001, the Company's accumulated deficit was approximately $21,000,000. Accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.


(2)  LIQUIDITY

The Company had cash in bank of $9,784 at June 30, 2001. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business through mergers and acquisitions. The Company has been dependent upon funds advanced from stockholders to support its working capital needs. The Company may raise additional funds through public or private equity investment in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Net cash flows used in operating activities was $108,386 and $132,434 for the six months ended June 30, 2001 and 2000, respectively, which is primarily a result of our net loss offset by common stock issued for services in both periods presented.

Net cash flows provided by investing activities during the six months ended June 30, 2001 was $52,582 and $17,092, respectivley, which is primarily a result of cash paid of $38,982 for the purchase of the subsidiary Medical Discounts Limited, Inc. offset by loans from shareholders of $93,173 for 2001, and loans from shareholders of $18,099 offset by fixed asset purchases of $8,516 and cash acquired of $7,509 from the purchase of subsidiary, General Personnel Management, Inc. in 2000.

Net cash flows provided by financing activities was $160,000 for the six months ended June 30, 2000 which represents a cash payment received as part of the acquisition of Interstate Management Services, a PEO subsidiary subsequently never acquired by the Company during 2000.


                                    -  8 -
===============================================================================

PART II


Item 1.   LEGAL PROCEEDINGS.

          None.


Item 2.   CHANGES IN SECURITIES.

During the three months ended June 30, 2001, the Company issued the following shares of stock:

     (1) PREFERRED STOCK: 300,000 (30,000 post-split) shares on May 1, 2001 at $0.30 per share for services rendered.
     (2)  COMMON STOCK:
          (i) 395,000 shares on May 11, 2001, at $0.40 per share for services rendered.
          (ii) 1,235,000 shares on May 18, 2001, at $0.40 per share for services rendered.
          (iii) 344,000 shares on June 22, 2001, at $0.26 per share for acquisition of subsidiary, Medical Discounts Limited, Inc.
          (iv) 240,000 shares on June 29, 2001, at $0.26 per share for services rendered.
          (v)    863 fractional share adjustment due to 1-10 reverse split.


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

3.   On April 16, 2001, the Company filed Form 8-K to announce that
Donna Anderson resigned as CEO, John Anderson resigned as President, and Ken Mason resigned CFO. Steve Swank was appointed as CEO, John Bortoli as President, and David Hastings as CFO.

4   On June 25, 2001, the Company filed Form 8-K to announce the acquisition of
Medical Discounts Limited, Inc.


                                    -  9 -
===============================================================================

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Monogram Pictures, Inc.

                                       By:  ___________________________
                                            /s/  Steve Swank
                                            CEO and Director
                                            Dated:  September 18, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.