Form 10QSB
period 2001-09-30
MONOGRAM PICTURES INC
filed 2001-12-13
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the Quarterly Period Ended September 30, 2001

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

              1375 S. Ft. Harrison Avenue, Clearwater, FL 33756
              -------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (727) 466-2302
                                --------------
               (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of December 7, 2001: 15,150,286.


===============================================================================

                            MONOGRAM PICTURES, INC.
                 FORM 10-QSB, QUARTER ENDED SEPTEMBER 30, 2001

                              TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of September 30, 2001  . . . . . . . . .    3
Consolidated Statements of Operations
     for the Nine Months Ended September 30, 2001 . . . . . . . . . . .    4
Consolidated Statements of Cash Flows
     for the Nine Months Ended September 30, 2001 . . . . . . . . . . .    5
Notes to Interim Consolidated Financial Statements  . . . . . . . . . .    6

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis . . . . . . . . . . . . .   10


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . .   14
Item 2 - Changes in Securities  . . . . . . . . . . . . . . . . . . . .   14
Item 3 - Defaults Upon Senior Securities  . . . . . . . . . . . . . . .   14
Item 4 - Submission of Matters to a Vote of Security Holders  . . . . .   14
Item 5 - Other Information  . . . . . . . . . . . . . . . . . . . . . .   14
Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .   14

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                                    -  2 -
===============================================================================

PART I

Item 1.  Financial Statements.


                            MONOGRAM PICTURES, INC.

                          CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2001 (Unaudited)

ASSETS
Current Assets
   Cash and Cash Equivalents                                     $      5,453
   Accounts Receivable                                                 36,388
                                                                 ------------
Total Current Assets                                                   41,841

Property and Equipment, Net                                             2,709

Goodwill                                                              148,422
                                                                 ------------

Total  Assets                                                    $    192,972
                                                                 ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts Payable and Accrued Liabilities                      $     89,812
   Payroll Tax Liabilities                                             23,700
   Loans From Shareholders                                            134,869
                                                                 ------------
Total Current Liabilities                                             248,381

Stockholders' Equity
   Preferred Stock: Authorized $0.01 Par Value,
      5,000,000 Shares;  Issued and Outstanding, 47,500                   475
   Common Stock: Authorized $0.001 Par Value,
      50,000,000 Shares;  Issued and Outstanding, 4,663,286             4,663
   Additional Paid In Capital                                      21,171,683
   Retained Earnings (Deficit)                                    (21,232,230)
                                                                 ------------
Total Stockholders' Equity                                            (55,409)
                                                                 ------------

Total Liabilities and Stockholders' Equity                       $    192,972
                                                                 ============

                 See notes to condensed financial statements.

                                    -  3 -
===============================================================================

                            MONOGRAM PICTURES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)

                                              For the Three Months         For the Six Months
                                               Ended September 30,         Ended September 30,
                                            -------------------------   -------------------------
                                                2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
Revenues                                    $   540,927   $   458,299   $ 1,480,430   $   633,136
Cost of Revenues                                466,739       423,682     1,362,903       597,070
                                            -----------   -----------   -----------   -----------
Gross Margin                                     74,188        34,617       117,527        36,066

General and Administrative Expenses             232,524       394,857     1,342,160     3,311,855

Other Income                                          0       400,000             0       400,000

Net Income (Loss) Available to
   Common Stockholders                      $  (158,336)  $    39,760   $(1,224,633)  $(2,875,789)
                                            ===========   ===========   ===========   ===========

Basic and Diluted Income (Loss)
   Per Common Share                         $    (0.03)   $     0.02    $    (0.36)   $    (1.56)
                                            ===========   ===========   ===========   ===========

Basic and Diluted Weighted Average
   Common Shares Outstanding                  4,663,286     2,018,422     3,408,850     1,846,153
                                            ===========   ===========   ===========   ===========

                 See notes to condensed financial statements.

                                    -  4 -
===============================================================================

                            MONOGRAM PICTURES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited)

                                                       For the Nine Months
                                                       Ended September 30,
                                                   ---------------------------
                                                       2001           2000
                                                   ------------   ------------
Cash Flows From Operating Activities
   Net Loss                                        $ (1,224,633)  $ (2,875,789)
   Adjustments to Reconcile Net Loss to Net Cash
         Flows Used in Operating Activities
      Common Stock Issued for Services                  914,400      2,759,570
      Depreciation and Amortization                      21,928        183,458
      Write-off Startup Expenses/Goodwill               167,070          8,003
      Changes in Assets and Liabilities
         (Increase) Decrease in Accounts Receivable     (36,388)           375
         (Increase) Decrease in Prepaid Expenses
            and Other Assets                              8,108        (60,788)
         Increase (Decrease) in Accounts Payable
            and Accrued Liabilities                      15,102         14,110
                                                   ------------   ------------
   Total Adjustments                                  1,090,220      2,904,728
                                                   ------------   ------------
Net Cash Flows Provided by (Used In)
   Operating Activities                                (134,413)        28,939

Cash Flows From Investing Activities
   Cash Acquired in Acquisition of Subsidiary             1,700          7,509
   Cash Paid for Acquisition of Subsidiary              (58,982)             0
   Repayments to Related Party                                0        (45,000)
   Advances From Related Party                          134,869         18,100
   Purchase of Fixed Assets                              (3,309)        (8,516)
                                                   ------------   ------------
Net Cash Flows Provided by (Used in)
   Financing Activities                                  74,278        (27,907)

Cash Flows From Financing Activities
   Capital Contributions                                      0        166,300
                                                   ------------   ------------
Net Cash Flows Provided By Financing Activities               0        166,300

Increase (Decrease) in Cash and Cash Equivalents        (60,135)       167,332
Cash and Cash Equivalents, Beginning of Period           65,588            406
                                                   ------------   ------------
Cash and Cash Equivalents, End of Period           $      5,453   $    167,738
                                                   ============   ============

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest and Income Taxes                       $          0   $          0
                                                   ============   ============

Supplemental Schedule of Noncash
   Investing/Financing Activities:
Issuance of Common Stock for Services Rendered     $    914,400   $  2,759,570
                                                   ============   ============
Conversion of Debt to Equity                       $          0   $     78,883
                                                   ============   ============
Acquistion of Subsidiary for Common Stock and Cash:
   2001:  Medical Discounts Limited, Inc.
   2000:  General Personnel Management, Inc.
   Assets Acquired                                 $      1,700   $     56,851
   Liabilities Assumed                                   11,206         39,675
                                                   ------------   ------------
Net Assets Acquired                                $     (9,506)  $     17,176
                                                   ============   ============

                 See notes to condensed financial statements.

                                    -  5 -
===============================================================================

                            MONOGRAM PICTURES, INC.

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2001


NOTE 1.  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2001, and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2000 Annual Report on Form 10-KSB.

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

NOTE 2.  SEGMENT INFORMATION

Segment information represents that of corporate overhead (parent) and its subsidiary operations, General Personnel Management, Inc. (GPM) and Medical Discounts Limited, Inc.(MDL). The MDL subsidiary was not acquired until June 25, 2001, and thus, no results of operations have been included in these financial statements. Management does not currently allocate any corporate, selling, administrative or overhead expenses to its subsidiaries.
Segment information is as follows at September 30, 2001:

                                          GPM           MDL
                           Parent      Subsidiary    Subsidiary       Total
                         -----------   -----------   -----------   -----------
Total Revenues           $         0   $ 1,439,991   $    40,439   $ 1,480,430
Operating Income (Loss)  $(1,256,213)  $     9,352   $    22,228   $ 1,224,633
Total Assets             $   151,498   $     5,724   $    35,750   $   192,972

NOTE 3.  PURCHASE OF SUBSIDIARY

On June 22, 2001, the Company purchased 51% of Medical Discounts Limited, Inc.
(MDL), a Florida Corporation, in a cash/stock transaction. The Company paid $38,982 in cash and issued 344,000 shares of its common stock at $0.26 per share, or $89,440, for a net investment in subsidiary of $128,422. Net assets acquired were $1,700 representing cash. All of the directors of MDL resigned and the current directors of Monogram serve as directors of MDL.
The acquisition was recorded using the purchase method of accounting and the subsidiary was included in the consolidated financial statements because Monogram controls the activities of the subsidiary. The Company further signed an agreement on June 22, 2001, with two of the former principal shareholders of MDL to purchase the 165,000 shares of restricted stock issued for $1.00 per share, or $165,000, in twelve months from the date of the agreement, or to issue additional shares of Monogram stock equivalent to the original investment of $165,000, to be issued within 10 days following the expiration of the twelve month period of the agreement. On August 22, 2001, the Company entered into an agreement to pay $20,000 for the remaining 49% interest in MDL.


                                    -  6 -
===============================================================================

MDL is a company seeking to provide an alternative to individuals and families that cannot afford or qualify for health insurance. MDL operates as a membership club that negotiates substantial medical discounts from their physicians and pharmaceutical companies.

Results of operations for the three months ended September 30, 2001 include three months of activity for MDL. The results of operations on an unaudited pro forma basis for the nine months ended September 30, 2001 would have reflected the following had the companies combined at the beginning of that period:

Revenues                $ 1,526,011
Net Loss                $ 1,247,392
Loss Per Share          $     0.37

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

We believe that despite the financial hurdles and funding uncertainties going forward, we have under development a business plan that, if successfully funded and executed, can enhance operating results. The Company expects to incur losses as it expands its businesses and will require additional funding during the next twelve months. The satisfaction of our cash requirements hereafter will depend in large part on our ability to successfully raise capital from external sources to pay for our planned capital expenditures and to fund operations. We do not expect that sufficient cash will be generated from operations to fund our growth for the foreseeable future. As a result, we expect to aggressively pursue merger targets and/or additional sources of funds, the form of which will vary depending upon prevailing market and other conditions and may include a sale transaction or the issuance of equity securities.

Recently, the Company has explored the possibility of merging with other company(s). The Company has entered into a Letter of Intent to effect such a transaction as more fully described in Note 6. The board of directors of the Company considers such offers and would consider all of the terms of any such offer as part of its fiduciary duty to determine whether any such transaction is in the best interest of the Company's stockholders. If our board of directors does determine that a sale or merger of the Company is in the best interests of the Company's stockholders, our board of directors may determine to pursue such a transaction and the consideration to be paid in connection with such transaction would be used to expand our business and fund future operations. We cannot assure you that we will be able to raise funds through a sale or equity transaction, or if such funding is available, that it will be on favorable terms. Our Common Stock is currently traded on the over-the-counter market on an electronic bulletin board established for securities that do not meet NASDAQ listing requirements or in what are commonly referred to as the "pink sheets."


                                    -  7 -
===============================================================================

NOTE 6.  SUBSEQUENT EVENTS

(1) COMMON STOCK. Subsequent to quarter ended September 30, 2001, the Company issued 10,487,000 shares of common stock for services rendered and conversion of certain loans to equity. The shares were valued at the fair market value of the common stock on the date of issuance.

(2) LETTER OF INTENT. On November 19, 2001, the Company entered into a Letter of Intent with A.S.K. Consulting, Inc. ("ASK"). ASK is a consulting firm whose president is also a director and officer of Monogram. ASK is seeking target entity ("Target") to form a businsess combination with Monogram which is anticipated to result in Monogram having outstanding 9,900,000 shares of its common stock, 9,500,000 of which are anticipated to be held of record and beneficially by the then present shareholders of Target and possibly other persons designated by ASK which shall constitute 95% of the shares of common stock of the Registrant then outstanding. The balance of 400,000 shares of the Registrant's common stock is anticipated to be held by the record and beneficial holders of the Registrant as of a time contemporaneous to the consummation of the business combination. The 9,500,000 shares are expected to constitute Restricted Securities as that term is utilized under the Securities Act of 1933, as amended. Additionally, such issuance transaction is expected to constitute an exempt transaction from the registration requirements of the Act.

The Letter of Intent contains certain anti-dilutive provisions indicating, in summary, that the then present holders of the outstanding common stock of MONOGRAM at the conclusion of the anticipated business combination transaction will own of record and beneficially not less than four percent (4%) of the shares of the Monogram's common stock outstanding immediately subsequent to the consummation of the business combination transaction. Such anti-dilutive provisions shall be effective for a period of twelve months from the date of any definitive agreement which governs the business combination transaction between the Monogram and the Target.

Monogram presently has a wholly-owned subsidiary known as Medical Discounts, Limited, Inc. ("Medical"). Medical is a Florida corporation which engages in the providing of medical and related services on a membership basis.
In accordance with the Letter of Intent, Monogram and Medical are required to take all appropriate and necessary steps to permit the distribution of substantially all of the common stock of Medical owned by the Monogram to the present holders of the outstanding common stock of Monogram. Such distribution is required to be accomplished in accordance with a Registration Statement to be filed under the Securities Act of 1933, as amended, which Registration Statement will contain a form of prospectus. Prior and subsequent to such anticipated distribution, Medical will continue to conduct its present business under its present management. In connection with the intended distribution of the Medical common stock,. ASK is required under the Letter of Intent to facilitate the purchase by Monogram of that number of shares of Medical common stock which will equal five percent (5%) of the number of shares of common stock to be outstanding at the conclusion of the distribution. The number of shares of Medical's common stock anticipated to be involved in such acquisition is 50,000 shares for an aggregate purchase price to be paid by Monogram to Medical of $135,000. Such proceeds, upon receipt by Medical, are anticipated to be used to defray the costs of the distribution described in the immediately preceding paragraph and in connection with the business of Medical.

A promissory note was executed for $135,000 between Monogram and ASK, whereby ASK was required to remit, on or before November 30, 2001 and December 22, 2001, $10,000 on each date. During January 2002, ASK agreed to remit to legal counsel engaged by ASK the amount of $20,000 which is intended to provide for and defray the legal fees to be incurred by Medical in connection with the preparation, filing and processing to effectiveness of the Registration Statement relating to the distribution of Medical's common stock described above. On or before February 15, 2002, ASK agreed to pay to Medical the remaining balance of $95,000, which allows for a 15-day payment grace period.


                                    -  8 -
===============================================================================

The Letter of Intent further provides that the presently outstanding
47,500 shares of preferred stock of the Registrant will be redeemed or canceled prior to the time that a definitive agreement is entered into between Monogram and Target. The Letter of Intent also provides that ASK will develop a capital formation plan which will involve proceeds in the minimum amount of $135,000 and in maximum amount of $1,000,000. Such proceeds will be utilized to facilitate the transactions provided for and contemplated by the Letter of Intent. The capital formation plan may utilize common stock of Monogram, which is presently outstanding or authorized but unissued shares of Monogram's common stock. The capital formation plan and activity must result in proceeds of $135,000 as of the close of business on March 2, 2002 in order for the other contemplated transactions described in the Letter of Intent to go forward.

(3)  SALE OF SUBSIDIARY.  Pursuant to a Stock Exchange Agreement dated
June 1, 2000, the Registrant acquired all of the outstanding common stock of General Personnel Management, Inc. ("GPM"). GPM is a California corporation and is a Professional Employment Organization (PEO). The offices of GPM are located in San Diego, California. The Registrant has experienced revenues as a result of its ownership of GPM as a wholly-owned subsidiary. Pursuant to a Stock Purchase Agreement dated October 1, 2001, the Registrant agreed to sell all of the outstanding shares of common stock of GPM owned by the Registrant to Oliver H. Martin. The consideration in such sale is $25,000 and the transaction, as governed by the Stock Purchase Agreement, is subject to certain conditions. The purchaser in such transaction, Oliver H. Martin, presently serves as President and Chief Executive Officer of GPM. As a result of this transaction, goodwill previously recorded was written off during the quarter.


                                    -  9 -
===============================================================================

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

(1)  RESULTS OF OPERATIONS

REVENUES. Revenues for the three and nine months ended September 30, 2001 were $540,927 and $1,480,430 versus $458,299 and $633,136 for the same periods in 2000, primarily representing Monogram's subsidiary operations, General Personnel Management, Inc.(GPM). GPM is a Professional Employment Organization (PEO) whose revenues are anticipated to approximate $2,000,000 per year. Costs of revenues for the three and nine months ended September 30, 2001 were $466,739 and $1,362,903 versus $423,682 and $597,070 for the same periods in 2000. Gross margins for those same periods were $74,188 and $117,527 versus $34,617 and $36,066. The nine months ended September 30, 2000 includes financial data for GPM for only four months, June through September, as the subsidiary was not purchased until June 1, 2001. Gross margins have historically approximated 5% for this subsidiary. Other revenues of $40,439 were generated by the Company's wholly-owned subsidiary, Medical Discounts Limited, Inc. (MDL), which provides medical and related services on a membership basis. The Company does not rely on revenues for funding.

GENERAL AND ADMINISTRATIVE EXPENSES. During the three and nine months ended September 30, 2001, the Company incurred $232,524 and $1,342,160 of general and administrative expenses compared to $394,857 and $3,311,855 for the same periods in 2000. General and administrative expenses for the nine months ended September 30, 2001 and 2000 primarily represent common stock issued for consulting services of $914,400 and $2,759,570, respectively.

OTHER INCOME. For the three and nine months ended September 30, 2000, other Income of $400,000 represents cash received as a result of a settlement agreement dated June 20, 2000 between the Company, Interstate Management Services, Inc. (IMSC) and Employer Resource (ER). ER agreed to pay $400,000 to the Company as a settlement agreement for the rights to IMSC. IMSC was a PEO which ER claimed had been performing payroll services for IMSC clients.

NET LOSS. During the three and nine months period ended September 30, 2001 and 2000, the Company incurred net losses of $158,336 and $1,224,633 versus a net income of $39,760 for the three months ended September 30, 2000 and a net loss of $2,875,789 for the nine months ended September 30, 2000. Net income for the three months ended September 30, 2000 is primarily a result of other income received in the amount of $400,000 as described above in Other Income.
Net losses for all periods indicated are primarily a result of common stock issued for services rendered. The Company has historically issued stock for services due to its lack of operating capital.

PROVISION FOR INCOME TAXES. As of September 30, 2001, the Company's accumulated deficit was approximately $21,000,000, and, accordingly, the Company has recorded a full valuation allowance against any income tax benefit to date.


                                    - 10 -
===============================================================================

(2)  LIQUIDITY

The Company had cash in bank of $5,453 and a negative working capital of $206,540 at September 30, 2001. Due to the "start-up" nature of the Company's business, the Company expects to incur losses as it expands its business through mergers and acquisitions. The Company has been dependent upon funds advanced from stockholders to support its working capital needs. The Company may raise additional funds through public or private equity investments in order to expand the range and scope of its business operations, but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all.

Net cash flows provided by (used in) operating activities was $(134,413) and $28,939 for the nine months ended September 30, 2001 and 2000, respectively, which is primarily a result of our net losses offset by common stock issued for services for the periods presented.

Net cash flows provided by investing activities during the nine months ended September 30, 2001 was $74,278 and was primarily a result of cash paid of $58,982 for the purchase of MDL offset by loans from shareholders of $134,869. Net cash flows used in investing activities during the nine months ended September 30, 2000 was $(27,907) representing repayments to a related party of $45,000 offset by advances from related parties of $18,100, fixed asset purchases of $8,516 and cash acquired of $7,509 from the purchase of its wholly-owned subsidiary, GPM.

Net cash flows provided by financing activities for the nine months ended September 30, 2000 was $166,300 primarily representing a $160,000 cash payment received as part of the proposed acquisition of IMSC, a PEO subsidiary that subsequently was never acquired by the Company.

RISK FACTORS CONNECTED WITH OPERATIONS OF REGISTRANT.

(a)  LIMITED PRIOR OPERATIONS, HISTORY OF OPERATING LOSSES,
     AND ACCUMULATED DEFICIT MAY AFFECT ABILITY OF REGISTRANT TO SURVIVE.

The Registrant has only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans.
In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

The Registrant has incurred significant net losses in recent years and its current liabilities have typically exceeded its current assets.
At September 30, 2001, the Registrant had an accumulated deficit of approximately $21,000,000. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. The Registrant will attempt to raise approximately $1 million in additional funds during the next 12 months through public or private financing in order to continue with its business plan. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.


                                    - 11 -
===============================================================================

The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  CONTROL BY OFFICERS AND DIRECTORS OVER AFFAIRS OF REGISTRANT
     MAY OVERRIDE WISHES OF OTHER STOCKHOLDERS.

The Registrant's officers and directors beneficially own approximately 62% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(d) LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE ADVERSE IMPACT ON BUSINESS AND PROSPECTS FOR REGISTRANT.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain working with the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(e)  POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS
     AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations.
All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(f)  ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF
     REGISTRANT'S STOCK.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(g) NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

There has been only a limited public market for the common stock of the Registrant. As of September 30, 2001, the common stock of the Registrant was quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. The regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(h)  FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT'S STOCK.

If the Registrant is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.


                                    - 13 -
===============================================================================

PART II

Item 1.  LEGAL PROCEEDINGS.

         The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         None.

Item 5.  OTHER INFORMATION.

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (1)  Exhibits.

              None.

         (2)  Reports on Form 8-K.

              None.




                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Monogram Pictures, Inc.

                                       By:  ___________________________
                                            /s/  Thomas W. Kearney
                                            CFO and Director
                                            Dated:  December 13, 2001

                                    - 14 -
===============================================================================