Form 10KSB
period 2001-12-31
MONOGRAM PICTURES INC
filed 2002-05-20
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


 {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 for the Fiscal Year Ended        December 31, 2001.
                                     ---------------------------------

 { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to ___________________

                           Commission File No. 0-20598
                             VITALLABS, INC.
                     ---------------------------------------
          (Name of Small Business Issuer as specified in its Charter)

            NEVADA                                       75-2293489
            ------                                       ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                            Identification No.)

                1375 South Fort Harrison Avenue, Clearwater, Florida 33756
                            -------------------------
          (Address of principle executive offices, including zip code)

                                  727-461-3200
                                -----------------
              (Registrant's telephone number, including area code)

                             Monogram Pictures, Inc.
                    -----------------------------------------
                    (Former name, changed since last report)

Securities Registered under Section 12(b) of the Exchange Act:  None

Securities Registered under Section 12(g) of the Exchange Act: Common stock, $0.001 par value per share, traded on the OTC Electronic Bulletin Board; Preferred Stock $0.01 par value per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X } No {}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes { } No { }

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of May 17, 2002 was $1,194,790 based on the last sale price of $0.10 as reported by the OTCBB as of May 16, 2002. Registrant had outstanding 80,056,360 shares of common stock, 14,056,360 shares of which are held by non-affiliates.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ X ]

                                      INDEX

PART I

Item  1. Description of Business.......................................  3
Item  2. Description of Property....................................... 25
Item  3. Legal Proceedings............................................. 25
Item  4. Submission of Matters to a Vote of Security Holders........... 25

PART II

Item  5. Market for Common Equity and Related Stockholder Matters...... 25
Item  6. Management Discussion and Analysis or Plan of Operation ...... 26
Item  7. Financial Statements.......................................... 29
Item  8. Changes In and Disagreements With Accountants................. 29

PART III

Item  9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act............. 30
Item 10. Executive Compensation........................................ 31
Item 11. Security Ownership of Certain Beneficial Owners and Management 32
Item 12. Certain Relationships and Related Transactions................ 33
Item 13. Exhibits and Reports on Form 8-K.............................. 33

SIGNATURES............................................................. 34
































PART I
Item 1. Description of Business

CORPORATE HISTORY
Vitallabs, Inc. was originally incorporated as Stone Grill, Inc. on March 13, 1989 in the State of Nevada. Originally, we acquired the rights and license to sell and exploit commercially a patented stone hot plate that operated without electrical connection, in the United States, Canada, Mexico and the West Indies. We also obtained and further enhanced procedures for the development, decoration, establishment and operation of restaurants in the United States and such other countries using the Stone Grill for tabletop cooking. From 1989 to 1993, we tried to market and sell Stone Grill cooking and its Stone Grill products and, even tested a restaurant in 1991. During 1993, we decided not to continue in the restaurant business. We sold all of our interest to Stone Grill Restaurants, Inc., a related company.

During 1994, we started to acquire materials to do business in interactive media and communications. We started to acquire programming, a broadcast film library, computers, video, studio, broadcast and cable equipment and prepaid air time. Vitallabs changed its name to Definition, Ltd. from Stone Grill, Inc. in September of 1994.

In 1999, Vitallabs purchased from a company controlled by two of the officers of Vitallabs, whose only asset was a film library in exchange for 17,500 shares of preferred stock and 75,000 shares of common stock. These shares where originally valued at approximately $3,000,000. The same film library was subsequently sold in 1999 and then re-purchased in 2000 from the same related party. The film library was then written off in year 2000 as impaired.

In early 2000, Vitallabs changed its business direction to the Professional Employment Organization (PEO) industry and began to seek out profitable PEO's to acquire. In 2000 we acquired General Personnel Management, Inc. (GPM). PEO's retain contracts with small to midsize businesses offering a combination of services including payroll, unemployment insurance, workman's compensation, group medical and dental insurance. PEO's function as a liaison between a company and a benefit plan or financial service provider. Small to mid size businesses with PEO representation are afforded the benefits offered larger businesses specifically in the medical, dental, and group health insurance industry. This allowed the business to focus on its core business without incurring the in-house cost of labor and resources necessary to complete everyday business tasks such as payroll processing and continual updating of employee records. On October 1, 2001, Vitallabs sold GPM for $25,000 to the former owner. All operations of GPM are shown as discontinued operation. On April 25, 2000, Vitallabs changed its name from Definition, Ltd., to e Personnel Management.com. On September 25, 2000, Vitallabs changed its name to Monogram Pictures, Inc. from e Personnel Management.com

During 2000, Vitallabs attempted to acquired 75% of Interstate Management Services, Inc. (IMSC), a PEO, in return for 750,000 shares of our common stock. Initially, we received approximately $90,000 in cash at the acquisition date. This attempt was not successful and was rescinded on December 21, 2000. However, in connection with IMSC and the transaction, Vitallabs prevailed in a settlement agreement involving Vitallabs, IMSC and Employer Resource. IMSC was a Professional Employment Organization that Employer Resource (ER) claimed had been performing payroll services for IMSC clients. IMSC denied ER's claims to these rights. Per the settlement agreement, ER agreed to pay Vitallabs $500,000 (discounted to $400,000 if paid within 45 days of execution of the agreement) as a settlement for the rights to the IMSC clients. As a result, ER paid $400,000 plus $58,669 in default fees, including accrued interest.

Other efforts during 2000 included the following: In January we announced a transaction with MegaMedia Networks, Inc., an Internet based company. In February we announced a potential transaction with RBSI, a Nevada corporation, involved in the Automated Teller Machine and Electronic Fund Transfer data processing industry. Both potential transactions were rescinded in April 2000 for nonperformance on the parts of MegaMedia Networks, Inc. and RBSI.

On June 22, 2001, Vitallabs purchased 51% of Medical Discounts Limited, Inc.
(MDL), a Florida Corporation, in a cash/stock transaction. Vitallabs paid $38,982 in cash and issued 344,000 shares of its common stock at $0.26 per share, or $89,440, for a net investment in subsidiary of $128,422. Net liabilities acquired were $17,578 representing cash, accounts receivable, accounts payable and a note payable. All of the directors of MDL resigned and were replaced by the directors of Vitallabs. The acquisition was recorded using the purchase method of accounting and the subsidiary was included in the consolidated financial statements because Vitallabs controls the activities of the subsidiary. Vitallabs further signed an agreement on June 22, 2001, with two of the former principal shareholders of MDL to purchase 165,000 shares of restricted stock for $1.00 per share, or $165,000, in twelve months from the date of the agreement, or to issue additional shares of Vitallabs stock equivalent to the original investment of $165,000, to be issued within 10 days following the expiration of the twelve month period of the agreement. On August 22, 2001, Vitallabs paid $20,000 for the remaining 49% interest in MDL.

Pursuant to a letter of intent between Vitallabs and ASK, Vitallabs is required to distribute 95% of MDL's common stock which Vitallabs owns to Vitallabs's stockholders. This obligation by Vitallabs has been continued in its agreement for the acquisition for Med Tech Labs, Inc. Vitallabs intends to make this distribution as a dividend to its stockholders pursuant to a registration statement filed with the SEC. The date of the distribution has not been determined.

On November 19, 2001, Vitallabs entered into a Letter of Intent with A.S.K. Consulting, Inc. ("ASK"). ASK was engaged to locate an operating company for acquisition by Vitallabs. Under the Letter of Intent Vitallabs issued an aggregate of 8 million shares to two principals of ASK as compensation for ASK's services. ASK's principals became directors of Vitallabs, one also becoming chief financial officer and the other secretary.

ASK arranged for Vitallabs's acquisition of Med Tech Labs, Inc. (MSA) Med Tech Labs, Inc. is a Florida corporation with which ASK's four principals were affiliated as directors and officers at the time Vitallabs was introduced to Med Tech Labs, Inc. and the acquisition agreement was negotiated between the two companies. Accordingly, the transaction between Vitallabs and Med Tech was not arms' length. See, "Certain Transactions." Med Tech Labs, Inc. was acquired by Vitallabs on April 5th, 2002. Under the acquisition agreement, Vitallabs is required to issue 95% of its authorized common stock to the stockholders of Med Tech Labs in exchange for all of Med Tech's issued and outstanding common stock. On the closing date Vitallabs issued 60,000,000 shares, which is less than the required 95%, to the stockholders of Med Tech Labs, who agreed to the reduction in shares so that Vitallabs would have the capacity to raise addition equity funding. Subject to completion of a reverse stock split or an increase in the number of authorized shares Med Tech Labs' stockholders will be issued additional shares such that the shares they then own will equal 95% of the authorized common stock as calculated on the closing date. See "Principal Stockholders"

On May 7, 2002, Med Tech Labs, Inc. entered into a contract to acquire the customer base of a clinical laboratory on the east coast of Florida. This acquisition depends upon Vitallabs raising $500,000 to fund the closing and includes notes for an additional $200,000.

                         Vitallabs's Business

Vitallabs is a holding company which conducts its business through two wholly owned subsidiaries. These subsidiaries are Med Tech Labs, Inc. doing business as Med Services of America and Medical Discounts Limited, Inc. Both Subsidiaries are located in Clearwater Florida. Med Tech Labs, Inc. operates one of the largest independent laboratory testing facilities and clinical laboratories on the west coast of Florida with 21 collection locations. MDL remarkets a prescription benefits card and markets a medical service discount card. MDL is shown as a discontinued operation in the accompanying financial statements because it will be spun off pursuant to the agreement with ASK.


Clinical Laboratory Business

On April 5, 2002, we acquired Med Tech Labs, doing business as Med Services of America. Med Services is one of the largest independent clinical laboratory testing companies in Florida. We provide efficient and competitively priced laboratory testing services to physicians, managed care groups, hospitals and other healthcare providers. We offer over 1,000 different tests that help physicians diagnose, evaluate, monitor and treat disease by measuring the presence, concentrations or composition of chemical and cellular components in human body fluids and tissue. These tests range from routine tests, such as glucose monitoring and complete blood count, to highly specialized tests, such as those designed to measure HIV infection and hepatitis C.

We focus on the high quality, efficient and competitively priced delivery of a full range of clinical laboratory testing services. Our ability to serve our clients effectively is based on our collection, transportation, testing and reporting infrastructure, which we believe is the most efficient in Florida. Our services include: the daily collection and transportation of specimens over a coordinated courier route system; a computerized logging, bar coding and tracking system that underlies our testing, record-keeping and billing functions; the testing of specimens; and the rapid communication of results in the format desired by the client.

We operate a large, full-service laboratory located in Clearwater. Our network also includes 20 patient service centers, or PSCs, where technicians procure specimens and route them to the appropriate testing site. Our 20 courier routes provide rapid collection, processing and distribution services to our clients.

The Clinical Laboratory Testing Industry
Overview and Trends

The clinical laboratory testing industry is essential to America's healthcare delivery system because physicians rely on timely and accurate testing information to assess and treat their patients' health conditions. According to Lab Industry Strategic Outlook 2000, published by Washington G-2 Reports, the U.S. clinical laboratory testing market accounts for 3.6% of the nation's total annual healthcare expenditures, with revenues of approximately $31.8 billion in 1999. The clinical laboratory testing market includes three segments: laboratories located in hospitals, which represented 63%, or $20.1 billion, of the market in 1999; independent clinical laboratories, such as Med Tech Labs, Inc., not owned or affiliated with hospitals or physicians, which represented 26%, or $8.1 billion, of the market in 1999; and laboratories located in facilities owned by physicians and other medical providers, which represented 11%, or $3.6 billion, of the market in 1999. (Morgan Keenan)

The $8.1 billion independent clinical laboratory market is comprised of approximately 4,500 independent clinical laboratories throughout the United States. In 1999, independent clinical laboratories generated approximately $5.7 billion in revenues from tests ordered by physician offices, $1.4 billion from tests ordered by hospitals and $1.0 billion from tests ordered by other healthcare clients, such as nursing homes and home health agencies.

Clinical laboratory testing is an integral part of the delivery of healthcare services in the United States. We believe that the clinical laboratory market will grow due to a number of factors, including: the aging of the U.S. population, which is expected to result in increased use of testing services as the number of senior citizens doubles in the period from 2000-2030;

 an increase in the number of routine tests and esoteric tests available due to advances in technology and scientific knowledge and growth in molecular testing;

 increased efficiency in testing procedures due to the development of highly automated laboratory testing equipment;

 increased awareness among physicians and the general public concerning the importance of preventive medicine,

 early detection and disease management; increased use of tests by physicians as protection against potential malpractice suits;

 increased demand for screening of sexually transmitted and high-risk diseases such as HIV/AIDS and hepatitis;

 and growing importance and awareness of gender-specific health concerns, particularly with respect to prostate, ovarian and cervical cancer testing.

 increased consumer demand for veterinary testing and environmental testing products;

 improved revenue margins through genomic testing as a result of the completion of the human genome project (hgp).

We believe that there are opportunities for large, independent clinical laboratories such as Med Tech Labs, Inc. to capture additional market share from hospital and physician laboratories because of the cost and service advantages associated with routine, high volume testing. These advantages should enable larger clinical laboratories to more effectively serve physician offices, managed care organizations and better manage the costs of increasingly stringent regulatory requirements and billing practices imposed by payors such as Medicare and Medicaid. We believe these competitive advantages are becoming more important as the number of clinical laboratories declines, as physicians exit the clinical laboratory testing business and as industry consolidation occurs.

Our Strategy

Our business strategy is to continue to expand our market in the greater Tampa Bay area independent clinical laboratory testing market and to consider selected opportunities in other Florida markets, such as acquisition of the customer base of a clinical laboratory in southeast Florida, which is under contract. The key elements of our strategy include the following:

Leverage Our Infrastructure

We expect to benefit from anticipated growth in testing volume through both organic growth and acquisitions and as a result of favorable trends in diagnostic testing, demographics and managed care. We believe that we can leverage our infrastructure to take advantage of increased testing volume to increase revenues at low incremental cost and thus improve margins. Additionally we can leverage our infrastructure to encompass veterinary testing, environmental testing, and respiratory home services.

Improve Terms of Our Payor Contracts

We have implemented a company-wide initiative designed to better align prices with the level of service we provide by:

Not accepting per member per month (at risk) capitation rates but we anticipate with the shifting demographics of managed care that we can negotiate profitable rates in the future.

Identifying insurance contracts that do not adequately reimburse us for the levels of service we provide and either renegotiating or terminating these contracts.

Pursuing selected acquisitions in the Greater Tampa Bay Area and other strategic markets

The independent laboratory market in Florida is highly fragmented. We believe there are a number of independent clinical laboratories with annual revenues in the $1-15 million range that would make synergistic additions to our service network. In evaluating potential acquisition targets, we will focus on financially sound businesses that have a history of strong regulatory compliance. These targets may include fold-in type acquisitions, which can extend or strengthen our current market presence.

Strengthen Our Sales and Marketing Efforts

We have redirected the efforts of some of our sales professionals to focus exclusively on developing new business. Our sales team is focusing their efforts on the physician office, veterinary practice, environmental testing, and respiratory services markets.

Enhance Client Satisfaction Through Superior Customer Service

We provide a high level of customer satisfaction through superior customer service. We have refocused our sales and service functions, so our service professionals can focus primarily on improving customer satisfaction. Our service professionals are trained to identify, respond to and resolve all client service issues in a timely manner. We educate our clients by distributing customer service materials and frequently visiting existing and prospective accounts to educate them and identify ways to improve our service. Additionally, our customer service representatives personally assist clients with service issues and billing inquiries. We are developing a system to improve the timely access of patient results through web-based platforms available 24 hours a day. Our goal is to be the provider of choice in Florida by offering the highest level of customer service and superior turnaround of testing.

Our Competitive Strengths

We attribute our length of service in the greater Tampa Bay area independent clinical laboratory testing market and our opportunities for profitable growth to the following competitive strengths:

Low-Cost Provider

We have created a fully integrated collection, testing and distribution network with significant operating leverage, which allows us to expand testing capacity at a low incremental cost and with minimal additional capital expenditures. We believe that we have the ability to increase the number of specimens processed by approximately 100%, on average, without significant additional operating expenses or capital expenditures. Subsequent to 100% growth management believes it can sustain increments of 25% growth without significant additional operating expenses or capital expenditures. We continue to evaluate our capacity to ensure that it is sufficient for our business.

Comprehensive Testing Services

We provide one of the most comprehensive anatomic and clinical pathology testing menus available to the Florida medical community, providing over 96% of the tests ordered by our clients. The remaining 4% of tests are performed by third-party specialty reference laboratories. We monitor our test menu monthly to ensure that the tests that we perform in-house generate sufficient volume for cost-efficient operations. We also maintain a commitment to client education and routinely disseminate information such as technical bulletins and product brochures, to assist the medical community with ordering new tests as they become available. Finally, we also actively market new technologies and testing capabilities to specific market segments to tap demand for new products.

Positioned as a Preferred Vendor

We current serve 13 counties in the west coast of Florida. We believe that with a strong statewide presence, including a focus on important regional population centers, comprehensive testing services and our commitment to superior customer service and support we will become one of the few providers of laboratory testing services with the ability to provide one stop shopping to local and regional clients. We can assess the characteristics of each geographic territory to customize professional service routes that ensure proper specimen collection and report distribution. This enables us to offer highly effective services to meet the different needs of clients both in rural and urban areas of Florida.

Reputation for Quality

We maintain a comprehensive quality assurance program to ensure the effectiveness and accuracy of the clinical laboratory services for our clients and their patients. Our full-service laboratory participates in the College of American Pathologists Proficiency Testing Program. We believe that our procedures meet or exceed the highest standards in the industry. We believe that our accuracy rates are among the highest in the industry.

Facilities and Testing

We currently operate a full-service clinical laboratory in Clearwater that offers over 1,000 clinical testing procedures, ranging from routine screening to advanced technical procedures, used in the diagnosis, monitoring and treatment of diseases and other medical conditions. We utilize a fully integrated collection and processing system. Patient specimens are collected from client offices or our own collecting stations and transported to the laboratory, where each specimen and related test request form is checked for completeness, bar coded and entered into our computer system for testing and billing purposes. Laboratory technicians then perform the requested tests, with most results available to clients the next morning electronically. Our clinical computer program tracks patients' samples, reports test results and maintains records and billing information.

Tests performed by MTL measure the levels of, and analyze chemical and cellular components in, human body fluids and tissue and are used in the diagnosis, monitoring and treatment of disease. They include procedures in the areas of blood chemistry, hematology, urine chemistry, tissue pathology and cytology, among others. Commonly ordered individual tests include red and white blood cell counts, Pap smear tests, blood cholesterol level tests, urinalysis and procedures to measure blood sugar levels and to determine pregnancy. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the routine tests are performed by automated equipment. Results on routine tests are generally reported electronically within 24 hours after being taken. We consider approximately 85% of the tests conducted by us to be routine. We perform approximately 96% of the tests requested by our clients, with the remaining 4% performed by third-party reference laboratories with whom we contract. We have strong professional and contractual relationships with esoteric laboratories, including American Medical Laboratories, Tampa Pathology Laboratory, and Quality Pathology Services. More than 90% of our subcontracted clinical and toxicology testing is referred to these companies. On a revenue basis, approximately 4% of testing fees collected by us are paid to third-party reference laboratories or pathology services providers

As the volume, and therefore revenue potential, of a specific test that we outsource increases, we will consider performing the test in-house. For example, we are currently reviewing the economic viability of conducting in-house certain outsourced genetically based tests.

Our test implementation strategy can be observed in practice in anatomical and clinical testing services. We are a locally recognized leader in cytopathology response time by cultivating professional relationships with pathology groups which effects the highest level of client service. We have historically maintained a leading role in the greater Tampa Bay area for cytology testing services for the detection and management of pre-cancerous cervical disease. We have transitioned from the use of the conventional Pap smear test to an improved liquid-based Thin Prep Pap test. Use of the Thin Prep Pap smear test enables greater correct detection of cervical disease and reduces false-positives. In addition, the Thin Prep Pap smear test makes it possible to test for human papilloma virus (HPV) using the same sample. HPV testing more readily and precisely resolves inconclusive Pap smear test findings than conventional Pap smear testing. The combination of tests quickly identifies women requiring further attention. This testing complements wellness programs sponsored by many health providers.

We also conduct esoteric testing services. Esoteric tests generally require more complex manual techniques, a higher degree of technical skill and knowledge and more sophisticated equipment than routine tests require. As a consequence, esoteric tests are priced higher than routine tests. Two examples of esoteric tests provided by us include immunoelectrophoresis, used for the diagnosis of autoimmune disorders and myelomas, and hepatitis markers, used for the diagnosis of acute hepatitis A and B and for identification of chronic carriers of these diseases. The number of esoteric tests performed by us has been increasing as new medical discoveries are made and testing procedures developed.

We operate an extensive distribution and collection system of 20 PSCs, 22 courier routes and 3 courier hubs. Courier routes are logically designed based on lab location, geographic density and specimen volume. Strategically located full service labs and satellite courier "hubs" serve as control centers to ensure that courier routing is efficient and tightly controlled. In addition, PSCs act as initial specimen processing centers, effectively putting control of the specimen in our possession earlier in the testing process. We believe that our collection and transport infrastructure is integral to providing efficient, convenient and reliable service to our clients.

Clients

We provide testing services to a broad range of healthcare providers. Our primary categories of clients are described below:

Physicians and Physician Groups.
Physicians performing testing for their patients who are unaffiliated with a prepaid health plan are a major source of our clinical laboratory testing business. Florida law provides that non-Program business (Medicare, Medicaid, etc.) may be billed to the physician who in turn may bill the patient's insurance. We therefore bill some clients for a portion of their referred testing. Otherwise, services rendered for physicians' patients who are not part of a managed care organization are billed to various other payors such as insurance companies, patients, Medicare or Medicaid.

Health Maintenance Organizations and Other Managed Care Groups.
HMOs and other managed care payors, which designate the laboratory to be used for tests ordered by the physician, represent another small portion of our business. HMOs generally select an independent laboratory based on competitive pricing, capability of the laboratory to effectively service incremental blocks of business, field distribution system, including couriers and PSCs to service their networks of physician providers, and the reputation of the laboratory in the medical community. We believe that we can be awarded more managed care contracts than any other lab in the Florida marketplace and that we can become a preferred lab service provider to managed care companies for several reasons. First, we will have a statewide presence, which gives managed care clients the ability to partner with a laboratory subcontractor that has statewide coverage, instead of several subcontractors with limited geographic coverage. Second, our internal cost efficiencies allow us to offer competitive pricing to the cost-conscious managed care community. Third, we possess considerable expertise in addressing the needs and issues of managed care payors.

Independent Clinical Laboratories.
We provide testing services to three smaller independent clinical laboratories that do not have the full range of our testing capabilities.

Clinics.
We have arrangements with over one hundred community health clinics within our service area that provide preventive healthcare and/or medical attention for the lower-income and indigent patient population (frequently Medicaid recipients). Under these arrangements, we are the primary provider of testing services for patients who choose to use these clinics.

We believe that lives that were previously covered by HMOs may increasingly move to fee-for-service plans. In addition, the Florida Department of Elder Affairs statistics indicate that total HMO enrollment as of January 2001 declined statewide from enrollment in January 2000.

Payors

Tests in the clinical laboratory industry are often billed to a party other than the physician or patient. We bill, and receive reimbursement for our services from, third-party payors, such as managed care providers, Medicare and Medicaid, direct payors, such as physicians, hospitals, clinics and employers, insurance companies and patients.

Quality Assurance

We maintain a comprehensive quality assurance program through our Laboratory Information System (LIS) to ensure the effectiveness and accuracy of the clinical laboratory services we perform for our clients and their patients. This program was developed with specific evaluation and control criteria to systematically monitor proper specimen collection and transport and accurate analytical measurement of clinical laboratory tests, and to assess reporting, billing and archiving of physician and patient demographics and test results.

Our quality assurance system contains specific indicators for the following aspects of care: specimen collection supplies and collection procedures; specimen logistics and courier services; close initial evaluation and maintenance of personnel qualification and training records including mandatory compliance with all federal and state personnel standard regulations; rigorous utilization of quality control samples to ensure the highest degree of analytical accuracy and precision for all reported clinical test results; stringent testing procedures with annual medical director review; automatic computer directed repeat confirmation of all basic chemistry and routine confirmation of many out-of-range esoteric test results; computer enhanced screening of conventionally collected Pap smear tests and availability of Thin Prep Pap smear test liquid cytology; daily monitoring of incoming client inquiries; comprehensive new test evaluation procedures; and enhanced preventative maintenance schedules of laboratory testing equipment.

Our laboratory is licensed by, and operates in compliance with regulations issued by, numerous federal and state regulatory agencies. Our laboratory is licensed by appropriate state authorities and is certified by the Centers for Medicare and Medicaid Services, or CMS, for participation in the Medicare program. In addition, all of our reference laboratories participate in the College of American Pathologists, or CAP proficiency-testing program. Continuing education and proficiency testing programs are administered by the independent, nongovernmental CAP organization of board certified pathologists. The State of Florida acts in the capacity of inspector for all agencies and programs and our most recent inspection found zero deficiencies.

Our laboratory operates in compliance with and is licensed in accordance with the U. S. Clinical Laboratory Improvement Amendments of 1988, or CLIA. Federal CLIA regulations require that all high complexity clinical testing laboratories participate in a recognized proficiency-testing program. We successfully participate in the CAP proficiency-testing program.

In addition to analytical testing processes, our quality assurance program also closely monitors pre-analytical specimen collection and transport and post-analytical reporting processes. We operate according to standardized phlebotomy operating procedures for optimal control of specimen integrity to further enhance the reliability of our tests results. We routinely provide the following services: standardized specimen collection devices, transport materials and preprinted requisition forms; tightly managed logistics and courier services to ensure specimen integrity; statewide implementation of safety needles; computerized bar-coding of specimens to ensure positive specimen identification; extensive computer resources with on-site programmers for custom applications; remote computer result reporting, including dedicated printers and custom computer applications for qualified accounts; extensive monthly quality assurance operating reports and scheduled internal review meetings to assess lab performance; and notification systems to contact clients for critical and alert test results. Sales, Service and Marketing

We have approximately 15 full-time sales and service employees. Sales representatives are primarily responsible for executing focused sales initiatives established within their regions. Service representatives are primarily responsible for account retention and enhancing client relations, although some will also have defined selling responsibilities. We intend to more clearly delineate between the sales and service functions, which will allow us to identify new clients and better serve existing clients. In addition, incentive compensation will be aligned to more closely reflect either sales or service responsibilities so that sales and service employees will specialize in their respective disciplines. Incentive compensation paid on new sales generation, achieved by either sales or service representatives, is designed to recognize the cost of supporting new business and reward dedication to client support and client retention.

Our marketing department is committed to promoting our high-quality and cost-effective laboratory services that are responsive to the values and needs of patients and physicians. We promote various initiatives through the creation and targeted dissemination of marketing materials to clients and prospects by our sales and service representatives (as well as our couriers). More specifically, our marketing initiatives and materials address four distinct objectives: enhance medical community awareness of our full spectrum of services; promote and sell new services and technological advances; educate clients on regulatory and compliance issues that will affect the medical community; and address customer needs and concerns about new testing procedures.

We prioritize these marketing initiatives through a collaborative effort among senior management and sales and service employees.

Competition

The independent clinical laboratory testing industry in the United States and Florida is highly fragmented and is characterized by intense competition. According to the Centers for Medicare and Medicaid Services (CMS), formerly the Health Care Financing Administration (HCFA) of the Department of Health and Human Services of the United States Government, there are approximately 4,500 independent clinical laboratories in the United States. We believe that approximately 500 of these laboratories are located in Florida.

Our primary competitors are hospitals and other independent clinical laboratories. The hospital laboratory segment accounts for approximately one half of the $4.0 billion Florida clinical laboratory testing market and is characterized by a large number of hospital laboratories that operate with low volumes and quick turn-around times.

Independent clinical laboratories fall into two categories. The first category, which includes laboratories such as Med Tech Labs, Inc., consists of larger regional or national laboratories that provide a broader range of tests and services. In Florida, our two largest independent clinical laboratory competitors are Quest Diagnostics Incorporated and Laboratory Corporation of America, or LabCorp.

The second category includes smaller, local laboratories that generally offer fewer tests and services and have less capital available to them than larger laboratories. These laboratories seek to differentiate themselves by maintaining a close working relationship with their physician clients by providing a high level of personal and localized services. We compete primarily on the basis of the following: service capability and convenience of facilities, including accessibility of Patient Service Centers (PSC); size and scope of testing services performed; accuracy, timeliness and consistency in reporting test results; reputation in the medical community; and pricing of testing services.

We believe that we compete on a favorable basis on all of these factors. Our goal is to gain market share from both independent clinical laboratories and hospital laboratories in the coming years.

Information Systems

Effective information systems are a key component of our growth and success. The complexity of our business requires that we constantly evaluate our systems to ensure that they provide the tools required to deliver laboratory results and bills in a timely manner. We realize that ineffective systems for core business processes are a barrier to consistent client service. Our laboratory operates with the SCC SOFT Lab Information System. SOFT is a specimen tracking, test result and instrument interface laboratory system which is prevalent throughout the industry and provides a flexible platform to interface current and future laboratory instruments. In addition, the SOFT system provides our clients with the tools they require to deliver the best quality medicine for patients. We believe that SOFT offers us the flexibility to address new technologies and features as improved testing and new delivery options become available in the market.

We currently utilize the CSS billing system. This system allows us to better control bill submission and compliance-related issues and has the ability to produce programs and make changes that can be run at all locations. We are in the process of upgrading the system to newer AR software which will utilize a relational database and automate many of the current manual functions. We anticipate that the end of 2002 will conclude this upgrade.

We are investigating agreements with WebMD Corporation, ProxyMed, Inc. and SCC, companies that provide medical information over the Internet. We believe these contracts will put us at the forefront of the clinical laboratory testing market by allowing clients to order lab work over the Internet. We expect that these contracts will ultimately increase the volume of work ordered electronically, increase the accuracy of billing information, and thereby have a positive impact on our profitability.

Acquisitions

We are actively pursuing acquisitions within the State of Florida. In reviewing the merits of a potential acquisition, our management develops a highly detailed integration plan by examining the target's existing operations and assessing the ongoing requirements of the combined businesses. The actual results and timing of integration will be closely monitored against the plan.

Billing

Billing for laboratory services is complicated. Laboratories must bill various payors, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of whom have different requirements. Billing difficulties often result in bad debt expense. Most of our bad debt expense is the result of several noncredit related issues, primarily missing or incorrect billing information on requisitions. We perform the requested tests and report test results regardless of incorrect or missing billing information. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable.

Among many other factors complicating billing are:

pricing differences between our fee schedules and those of the payors;

disputes between payors as to which party is responsible for payment;

disparity in coverage among various payors; and

the difficulties of adherence to specific compliance requirements and procedures mandated by various payors.

Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

Governmental Regulation

Numerous aspects of our operations, including our testing processes, business practices and, in some instances, the amount and methods by which we are paid, are subject to governmental regulation at the federal, state and/or local levels.

Federal and State Clinical Laboratory Certification and Licensing

Our laboratory, similar to almost all clinical laboratories operating in the United States, is required to maintain federal certification pursuant to the Clinical Laboratory Improvement Act, as amended, commonly known, together with its implementing regulations, as CLIA. CLIA imposes requirements relating to test processes, personnel qualifications, facilities and equipment, record keeping, quality assurance and participation in proficiency testing, which involve comparing the results of testing of specimens that have been specifically prepared for our laboratory to those specimens' known values. The CLIA requirements also apply as a condition for participation for clinical laboratories in the Medicare and Medicaid programs. Similar requirements also apply to our laboratory under Florida's clinical laboratory licensure laws.

Compliance with CLIA standards is verified by periodic on-site inspections. Sanctions for failure to meet these certification, accreditation and licensure requirements may include suspension, limitation or revocation of certification, accreditation or licensure, civil penalties, criminal penalties, injunctive actions, and the imposition of plans of correction to remedy deficiencies. If a laboratory's CLIA certificate or Florida license is revoked or suspended, the laboratory must then cease performing testing. Notwithstanding compliance costs, we regard these certification, accreditation and licensing requirements as favorable to our business because they apply, with narrow exceptions, to all persons operating clinical laboratories, and therefore to some extent constrain the ability of physicians to compete with us by performing testing in their own offices.

The Florida Agency for Health Care Administration oversees regulations establishing additional training, continuing education and other requirements for laboratory personnel. Only personnel certified under the rules or otherwise licensed under the clinical laboratory laws are permitted to perform laboratory procedures in Florida.

Federal and State Billing and Fraud and Abuse Laws

Antifraud Laws/Overpayments. Federal Medicare/Medicaid laws apply a wide array of fraud and abuse provisions to laboratories, such as ours, which participate in these programs. These laws prohibit, among other things, the submission of false claims or false information to government programs, deceptive or fraudulent conduct, and excessive or unnecessary services or services at excessive prices. Federal law also prohibits the defrauding of private sector health insurers. Penalties for violating these laws may include exclusion from participation in the Medicare/Medicaid programs, asset forfeitures, civil penalties and criminal penalties. Civil penalties for a wide range of offenses may be up to $10,000 per item and treble the amount claimed. In the case of certain offenses, exclusion from participating in Medicare and Medicaid is mandatory, and the government also has the authority to impose permissive exclusions in response to a wide range of less serious misconduct. In addition, the Centers for Medicare and Medicaid Services, or CMS, may suspend Medicare payments to any provider it believes has engaged in fraudulent billing practices. Because the financial consequences to a laboratory of exclusion from participation in federal health care payment programs would typically be devastating, fear of such exclusion has been a motivating factor in the settlement of many fraud investigations.

Florida law extends similar penalties beyond Medicare to punish laboratories engaged in fraud or conduct which defrauds private insurers or patients.

Independent of fraud allegations, Medicare and Medicaid programs and private payors may also retroactively determine that certain payments for services must be repaid due to failure of a laboratory to satisfy applicable payor requirements. Several federal agencies share responsibility for investigating allegations of fraudulent and abusive conduct. These agencies include, without limitation, the Department of Justice, or DOJ, the Federal Bureau of Investigation, or FBI, and the Office of Inspector General, or OIG, of the Department of Health and Human Services, or HHS. Many FBI agents have been assigned to investigate healthcare provider fraud. Medicare carriers and Medicaid state agencies, also have certain fraud and abuse control authority. Moreover, private insurers may bring actions under the fraud laws, and in certain circumstances, federal and Florida law authorize private whistleblowers to bring fraud suits on behalf of the government against providers and reward the whistleblower with a portion of any final recovery. In addition, CMS has engaged a number of nongovernmental audit organizations to assist the government in tracking and recovering fraudulent billings for healthcare services. The practices which have been targeted include, without limitation:

billing for tests not performed;

billing for tests which are not medically necessary;

billing for tests not ordered by physicians;

offering packages of tests to physicians (referred to as "panels" or "profiles") and billing them as several tests to obtain higher reimbursement;


"upcoding" tests to realize higher reimbursement than appropriate;

offering inducements to physicians in order to induce them to refer testing;
and

duplicate billing.

Such practices have led to governmental investigations and whistleblower suits that have resulted in approximately $1 billion of aggregate settlement payments made by a number of independent clinical laboratories in the past decade, with several laboratories individually being fined in amounts in excess of $100 million.

Federal and Florida "Self-Referral" and "Antikickback" Restrictions. A federal "self-referral" law, commonly referred to as the "Stark" law, prohibits Medicare payments for laboratory tests referred by physicians who, personally or through a family member, have ownership interests in or compensation arrangements with the testing laboratory. Florida, where we conduct almost all of our business, has laws which impose similar restrictions with respect to all patients and payors. These federal and Florida laws contain an exception for investment interests in a publicly traded company that has shareholders' equity of $75 million at the end of the most recently completed year (or $100 million in total gross assets in the case of laboratory testing for workers' compensation patients) and satisfies certain additional requirements.

It therefore is possible that the self-referral laws will cause some physicians who would otherwise use our laboratory to use other laboratories for their testing, thereby adversely impacting our revenues. Moreover, because many shareholders hold stock in the name of their stock brokerage firm, it may not be possible for us to identify physician investors in order to fully comply with the self-referral limitations, although we will continue to monitor such relationships, including space rentals and provision of information technology support, for compliance with the self-referral laws. Sanctions for violations of the self-referral prohibitions include denial of payment, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibitions and exclusion from the Medicare program. Based upon our efforts to comply with self-referral laws and a federal court decision considering physician ownership of laboratories, we believe that a challenge to any physician investment in our company under the anti-kickback laws is unlikely.

Regulations implementing and interpreting certain provisions of the Stark law were released by CMS on January 4, 2001, with an effective date of January 4, 2002. The most substantial provisions of the new regulations address the provision of services by physicians in their offices and define the services, other than laboratory services, to which the Stark law applies. New regulations that define the types of indirect compensation relationships where the Stark law applies and which create new exceptions for certain types of financial relationships may have some relevance to us. For instance, the new regulations interpret an exception under the Stark law which allows laboratories to provide physicians with supplies used solely to collect, transport, process or store specimens for submission to the laboratories. CMS believes this exception is limited to items of low value, such as single use needles, vials and specimen cups. In contrast, CMS believes that biopsy needles, and similar items such as snares, reusable aspiration and injection needles and sterile gloves, do not function solely as specimen collection devices, and therefore trigger self-referral restrictions if a laboratory provides them without a fair market value charge. The new CMS interpretations also allow the use of a phlebotomist at the physician's office without charge so long as the phlebotomist only acts on behalf of the laboratory. Complying with these new CMS interpretations may result in cost-savings for laboratories. Nevertheless, we do not believe that the new regulations will have a material impact on us because the prior regulations largely implemented the Stark law as it applied to clinical laboratory services.

The Medicare/Medicaid anti-kickback statute prohibits laboratories from paying for patient or specimen referrals for testing paid for by Medicare or Medicaid. Violation of the Medicare/Medicaid anti-kickback statute can result in criminal penalties pursuant to the U.S. sentencing guidelines, civil monetary penalties of $50,000 per violation plus treble damages, and exclusion from Medicare and Medicaid participation. The OIG has criticized a number of additional business practices in the clinical laboratory industry as potentially implicating the anti-kickback statute, including providing phlebotomy staff to clients who perform clerical or other functions for the client which are not solely related to the collection or processing of laboratory specimens, providing computers or fax machines to clients which are not used exclusively in connection with performance of the laboratory's work, the lease of space in a physician's office for rent which exceeds the fair rental value of such space, certain acquisition agreements where the sellers may make referrals to the buyer after the sale and various other compensation relationships between laboratories and entities from which they receive referrals, or to which they make referrals, if such relationships are intended to induce referrals. In addition, the OIG has indicated that discounts given by laboratories to clients concerning their private pay patients and/or HMO patients must not be intended to induce a client to refer Medicare or Medicaid patients to the laboratory. Our business practices are governed by the anti-kickback laws, including our negotiated discounted pricing arrangements, our participation as a provider to group purchasing organizations and provision of information technology to our clients. Florida law also prohibits compensation for referrals of patients or test specimens, and this prohibition applies regardless of the source of payment for such testing. Laboratories that violate the Florida anti-kickback laws may be subject to loss of licensure and substantial criminal and civil penalties. Laboratories offering pricing to their customers that is not volume bases and is more favorable than that offered directly to patients may be deemed to pay prohibited kickbacks under this law. However, we believe that a kickback will not result if the laboratory's customer, as our Florida clients are independently required by law to do, passes all of its discount to its patients in the form of lower testing charges.

Our Compliance Program. In 1997, the OIG disseminated a model compliance plan to serve as guidance for laboratory compliance programs. We conformed our compliance program to meet or exceed the guidelines described in the model compliance plan. We also established a compliance committee, comprised of our senior officers. The compliance program is run under the supervision of the Compliance Officer, who reports to our Board of Directors and general counsel. Both the general counsel and the Compliance Officer update the board of directors on compliance matters on a regular basis.

"Corporate Practice" of Medicine. Florida law prohibits physicians from sharing professional fees with non-physicians such as laboratories, and prohibits non-physicians from practicing medicine (including pathology) and from employing pathologists or other physicians.

Privacy of Medical Information

The confidentiality of patient medical information is subject to substantial regulation by state and the federal governments. Specific state and federal laws and regulations govern both the disclosure and use of confidential patient medical information, as well as access of patients to their own medical records. Similarly, many other federal laws also may protect such information, including the Electronic Communications Privacy Act of 1986 and federal laws relating to confidentiality of mental health records and substance abuse treatment.

Congress passed the Health Insurance Portability and Accountability Act, known as HIPAA, in 1996. Among other things, HIPAA calls for the establishment of national standards to facilitate the electronic exchange of health information and to maintain the security of both the health information and the system that enables the exchange of this information. HHS has promulgated several sets of proposed regulations pursuant to its authority under HIPAA. To date, the HIPAA regulations that have been finalized pertain to electronic transactions and the privacy of individually identifiable health information that is electronically transmitted and received or transmitted and maintained in any other form or medium. Pursuant to these final regulations, all medical records and other patient identifiable health information must be maintained in confidence must not be used for non-health purposes and must be disclosed to the minimum extent required. In addition, patients must be given a clear notice of their rights and access to their records by laboratories (other than to the extent that access to their records is restricted by CLIA and by state law) and a patient's consent or authorization generally must be obtained before information is released. To ensure that these requirements are satisfied, covered entities must adopt appropriate policies and practices, designate a privacy officer, train employees and establish a grievance procedure. The privacy regulations recognize, however, that laboratories have little direct contact with patients, and therefore they allow healthcare providers with an indirect treatment relationship to the patient to use protected health information for purposes of treatment, without a separate consent. Nonetheless, laboratories will still have to directly address HIPAA regulations in other circumstances.

In most circumstances, entities covered by HIPAA must be in compliance with the final HIPAA regulations within 24 months of the date the regulations become final (April 14, 2003, for the electronic privacy rules and October 16, 2002 for the electronic transaction rules). The Bush Administration has recently announced that it does not intend to further delay the implementation date of these regulations. If we are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for damages, or for civil or criminal fines or penalties. Because laboratory orders and reports fall within the scope of HIPAA, the costs of HIPAA compliance will impact others and us in the clinical laboratory industry. In 2001 we assigned the Compliance Officer the task of evaluating the HIPAA requirements and to make recommendations to us regarding their implementation. Compliance with the HIPAA rules could require us to spend substantial sums, which could negatively impact our profitability. At this time, we cannot assess the total financial or other impact of the HIPAA regulations upon us.

Other Laws

Occupational Safety.
In addition to its comprehensive regulation of safety in the workplace, the Federal Occupational Safety and Health Administration, or OSHA, has adopted rules that establish extensive requirements related to safety for workers who may be exposed to blood borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood borne pathogens. OSHA has also adopted rules establishing safety requirements for the use of chemicals as reagents and for other purposes. At the state level, Florida imposes occupational safety and health requirements administered by its Occupational Safety and Health Administration. Additionally, we follow the requirements of recent federal and state laws requiring the use of safety needles by medical providers. Compliance with these mandates has increased our cost to perform specimen collection by $0.18 per specimen.

Environmental Compliance.
Each of our laboratories must comply with numerous federal, state and local statutes and regulations relating to public health and the environment including: practices and procedures for the proper storage and labeling of hazardous and toxic materials or other substances and the proper management of medical waste, hazardous waste and low-level radioactive waste generated by operation of clinical laboratories; public disclosure requirements regarding certain hazardous and toxic materials or other substances; employee training and notification; environmental protection requirements, such as standards relating to the discharge of pollutants into the air, water and land; emergency response and remediation or cleanup in connection with hazardous and toxic materials or other substances; and other safety, environmental and health standards.

Food and Drug Regulation.
The FDA requires pre-marketing approval for medical devices, including test kits used in performing clinical laboratory procedures. The FDA's requirements can affect the availability of test kits or our ability to have certain tests performed on our behalf by reference laboratories.

Miscellaneous.
Regulations of the Department of Transportation, the Public Health Service, and the Postal Service apply to the transportation of clinical laboratory specimens.

Changes in Laboratory Reimbursement

Health Care Reform

A number of proposals aimed at increasing healthcare insurance coverage or reducing healthcare costs have been considered in recent years. Such proposals include: increased enrollment of Medicare beneficiaries in managed care systems, increased availability of health insurance to individuals and to small businesses, requirements that all businesses offer health insurance coverage to their employees, the provision of tax credits for the purchase of health insurance, the formation of "regional health alliances" to act as healthcare purchasing agents and the creation of a government health insurance plan that would cover all citizens. We cannot predict whether any of these or other proposals will be adopted at the state or federal levels, or what effect, if any, such proposals would have on our business.

Reductions to Reimbursement

Reductions to Medicare or Medicaid Fee Schedules.
For testing performed other than for hospitals, nursing facilities and other laboratories, laboratories are required to bill Medicare and Medicaid directly, and generally must accept reimbursement from these programs as payment in full for services performed for Medicare and Medicaid patients. Such direct billings by us to Medicare and Medicaid accounted for approximately 25.0%-30.0% of our total net revenue in the year ended December 31, 2000. Congress has established maximum fee schedules for clinical laboratory testing paid for by Medicare. State Medicaid programs are prohibited from paying more for testing than Medicare fee schedule amounts and, in most instances, they pay significantly less. When initially established, Medicare fee schedules were set at 60% of prevailing local charges. Maximum reimbursement rates for clinical laboratory testing have subsequently been substantially reduced, and such fee schedules may be further reduced in the future. For example, Congress has reduced numerous times in recent years a ceiling on Medicare and Medicaid payments to laboratories commonly referred to as the "national cap". Most recently, Congress reduced the national cap to 74% of the national median of local fee schedules and eliminated consumer price index increases for the national cap and local fee schedules through the year 2002. Medicare reimbursement has also been reduced from time-to-time by an effective rate of between 1% and 2% pursuant to Gramm-Rudman-Hollings sequestration. In addition, proposals have from time-to-time been made for beneficiary cost sharing to be applied to laboratory testing paid for by Medicare. For example, the HHS Office of Inspector Generals' 2001 "Red Book" of suggested Medicare program improvements has endorsed this proposal and it has been reported that the Bush Administration is seeking support for a 20% co-payment for Medicare Part B laboratory services. The costs of billing and collecting co-payment amounts and associated bad debt could reduce the revenue actually realized by laboratories. Elimination of Dual Charge Structure. Proposals have been made to restrict "dual charge" billing practices where laboratories charge higher fees to Medicare and Medicaid for the same procedures that are charged to physicians, hospitals, laboratories and other purchasers who are in a position to negotiate favorable rates. Thus, it has been proposed that existing authority for HHS to exclude from Medicare and Medicaid program participation any providers that charge amounts to the Medicare program that are "substantially in excess" of their "usual charges" be used to respond to laboratory pricing practices. Similarly, CMS is permitted to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are grossly excessive and therefore not inherently reasonable. CMS has issued an interim final rule setting forth criteria on whether the otherwise statutorily prescribed fees should be reduced. This interim rule includes considerations of whether such fees are grossly higher or lower than the payment made for the services by other purchasers in the same locality. Fees payable by Medicare for clinical laboratory services may be reduced as a result of the application of the above rules or by similar restrictions applied in the future. In addition, Florida regulations require Medi-Cal to pay no more for testing than the amount which a laboratory charges pursuant to any fee schedule it applies generally to its physician or hospital customers. While the extent to which this rule applies to our fee schedules and negotiated discounts is unclear, it is possible that a recoupment action could be brought against us based upon the fee schedules and negotiated discounts which we offer to certain of our clients.

Contracts for Laboratory Services.
Proposals have been made to require competitive bidding procurement of Medicare laboratory testing services and it has been reported that the Bush Administration supports such a proposal. CMS is required to complete five Medicare bidding demonstrations involving various types of medical services by 2002, and it is expected to include a clinical laboratory demonstration project in a metropolitan statistical area. In addition, a large portion of Florida Medicaid has been converted into a managed care system, resulting in negotiated laboratory service contracts between laboratories and other providers of healthcare services. Increased enrollment of Medicare or Medicaid beneficiaries in HMOs or negotiated contracting arrangements may also result in a larger portion of our business being subject to negotiated contracts with payors. To obtain competitively bid contracts to perform services, it might be necessary for us to agree to substantial reductions in our payments from Medicare and Medicaid. Such contracts may be exclusive and laboratories which do not hold such contracts may be denied access to the Medicare/Medicaid testing market and could have difficulty obtaining private patient testing from physicians participating in the contracting or managed care program.

"Bundling" of Medicare Services. Proposals have been made to reimburse clinical laboratory testing services as part of a larger "bundle" of healthcare services. Under one proposal, physicians would be reimbursed an additional amount for each office visit they had with a Medicare beneficiary and would be responsible for paying for any required laboratory services out of this sum. Nongovernmental Efforts. Managed care arrangements may become increasingly prevalent in the clinical laboratory services market. For example, HMOs, insurance companies and self-insured employers may provide laboratory services directly or contract with laboratories at favorable fee-for-service or capitated rates and require their enrollees to obtain service only from such contracted laboratories. To the extent that we or our clients are unable to obtain contracts to provide such testing services or must discount prices to obtain such contracts, our revenues and profit margins could be adversely affected.

Requirements of Diagnosis Codes

Certain tests are only reimbursable by Medicare when the laboratory submits an appropriate diagnosis code which it has obtained from the ordering physician. To the extent that the requirements for such diagnosis codes are expanded to additional tests or are adopted by additional Medicaid programs or by private insurance programs, or we are unable to obtain required codes from physicians, our reimbursement could be adversely affected.


Prescription and Medical Discount Cards
Medical Discounts Limited, Inc. (MDL)

MDL is a Florida corporation MDL operates as a membership health plan that negotiates substantial medical discounts from physicians, clinical laboratories and pharmaceutical companies for individuals and families that cannot afford or qualify for health insurance and related services on a membership basis.

Medical Discounts Limited, Inc. sells a membership card providing its' customers with directly negotiated discounts from physicians, psychologists, chiropractors, dentists, clinical laboratories, and imaging companies. This
product is currently available in West Central Florida.   MDL also provides, on
a nationwide basis, a prescription benefits program through a national provider allowing customers to receive as much as an 80% discount on prescription drugs at over 66,000 locations. Pursuant to the agreement with ASK, Vitallabs, Inc. will spin off MDL to its shareholders. MDL is shown as discontinued operations in the accompanying consolidated financial statements.

OVERVIEW OF THE CONSUMER HEALTHCARE INDUSTRY. The healthcare industry continues in a state of turmoil and crisis. It is estimated that 14 percent of all Americans, or 42 million, were without health insurance coverage in 2000. [Source: "U.S. Census Bureau Statistics" published by the U.S. Department of Commerce.] Nationally, healthcare expenditures topped $1.2 trillion in 1999, as the country continued to spend a larger share of its gross domestic product than any other major industrialized country on healthcare. [Source: "Urban and Rural Health Chartbook" published by the National Center for Health Statistics.] Theses trends are the direct result of significant increases in insurance rates due to increasing utilization by participants and soaring prescription drug prices. Industry forecasters are predicting double-digit inflation in insurance rates in the coming years, including a 15.6 percent increase in health costs for employers. [Source: The Atlanta Journal-Constitution, November 10, 2001, citing findings by Hewitt Associates employee benefits consulting firm.] The average cost for health insurance in 2001 was $2,652 per year for individuals, and $7,056 per year for families. Source:
"Employer Health Benefits 2001 Summary of Findings," published by The Kaiser Family Foundation.

American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-pays, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they generally do not perceive themselves ultimately as having to pay the full costs of the medical services received.

Failures of insurance companies and healthcare management organizations are now common occurrences. In 2000, over 934,000 people were abandoned by their healthcare management organizations, compared to 327,000 in 1999, and 407,000 in 1998. [Source: Newsweek, August 6, 2000.] A number of insurers have pulled out of certain states due to state regulations that no longer provide for a viable operating environment for many insurance companies. As a result of these health coverage cancellations, some portion of those formerly covered by medical insurance are required to pay more for their coverage insurance, some cannot obtain any coverage for pre-existing conditions or simply become uninsured for healthcare.

Corporate America has been hit hard by escalating insurance costs and many companies are reacting by shifting the cost of insurance coverage to employees or cutting benefits. Three quarters of large companies (200 or more workers) report that they are very or somewhat likely to increase their employee's share of the costs of healthcare in 2001. [Source: "Employer Health Benefits 2001 Summary of Findings," published by The Kaiser Family Foundation.] Smaller business are hit particularly hard by these costs. It is estimated that 35% of businesses with fewer than 200 employees do not offer any health benefits to their employees. [Source: "Employer Health Benefits 2001 Summary of Findings," published by The Kaiser Family Foundation.] This creates a dilemma for the employer--it is difficult to attract and hire quality personnel if health benefits are not offered, however, the cost of providing employee healthcare benefits is prohibitive or unaffordable.

Tensions between medical providers and the payors are also escalating. The medical decision is often no longer in the hands of the doctor and the patient. Rather, administrators at healthcare management organizations and insurance companies determine the procedures to be performed. Doctors and hospitals are seeing their profits declining and are demanding higher compensation, particularly from the healthcare management organizations.

As a result, the uninsured patients are being forced as never before to be self-insured and pay for the cost of their healthcare. Costs of care in doctors' offices and hospitals are often far higher than what an insurer would pay for the same services on behalf of someone having their insurance coverage. The uninsured patients have no one to broker deals for their care, so patients without coverage subsidize the lower premiums for those patients who have insurance.

OVERVIEW OF THE MEMBERSHIP SERVICE PROGRAM INDUSTRY. Membership service programs are increasingly utilized by vendors for the marketing of their products and services. Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. We believe that marketing through membership service programs is one of the fastest growing areas of direct marketing. When designed, marketed and managed effectively, membership service programs can be of significant value to:

consumers who become members of the membership program;

vendors through sales and marketing of their products and services; and

clients through which the program memberships are offered

Consumers are increasingly confronted with a growing number of product and service choices that are advertised and offered to consumers through media ranging from network and cable television to traditional print media to the Internet. Furthermore, increasingly consumers, especially dual income couples, have limited time to devote to making informed and efficient purchasing decisions. We believe that in addition to network, cable television and traditional print media well-designed membership service program provides the benefits of allowing consumers to make purchase decisions on a more informed, efficient and convenient basis through access to the information services, discounted products and services, and other types of assistance offered by such programs.

We believe membership service programs provide vendors a viable, cost-effective method in addition to the traditional mass-marketing distribution channels.


VITALLAB'S CONSUMER HEALTHCARE SAVINGS SOLUTION

Our consumer healthcare savings programs are offered under the name of Medical Discounts Limited, Inc. and are designed in response to the growing healthcare cost escalation and the number of people that can no longer afford insurance coverage. Our approach to healthcare savings programs are based upon and emphasize the following factors:

Responsibility for the use of healthcare must be put back in the hands of the patient. Insurance policies with low co-pays and deductibles have become very popular; however, these arrangements actually encourage utilization which are driving up the cost of healthcare;

The healthcare decision must be put back in the hands of the doctor and the patient. The doctor must be allowed to be an advocate of the patient; and

Healthcare must be affordable for the patient, while providing the medical providers with adequate payment on a timely basis for services provided.

For years, insurance companies have been reaping the benefits of managed care by being able to provide less expensive healthcare to their insured compared to self-insured person. These benefits were provided through the use of preferred provider organizations (PPO's) where steerage of patients was promised in exchange for lower rates. We have contracted directly with physicians , laboratories, and imagining companies to provide healthcare savings to our program members.

In developing our healthcare programs, we have identified several elements that are crucial to the operation, further development, and offering of our new approach to managed healthcare. Those elements are:

A medical provider network that provides a means to effectively and efficiently deliver healthcare savings to the patient who carries a substantial portion of the financial risk by being self-insured. We have accomplished this through arrangements with reputable, high quality preferred providers. Over 1000 physicians and medical companies throughout Florida have proven more than adequate.


A commitment to "hands on" customer service for both the patient-member and the healthcare provider.

The combination of these elements has allowed us to become the "patient advocate." We routinely assist our program members in saving an average of 45% to 50% on their medical bills, and oftentimes more by steering them to the most cost effective healthcare providers in their area. We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We facilitate the financial transaction between the healthcare provider and patient-member to allow the provider to receive immediate payment. Finally, because the patient-member is directly responsible for a significant portion of his or her medical expenses, the patient has an incentive to minimize utilization to achieve cost savings, regardless of whether the patient has a high deductible insurance policy or is self-insured.

Our program encompasses the following aspects of healthcare Physicians , ancillary services, prescription drugs, vision care, and chiropractic. Memberships in our programs range from $49.95 to $199.95 per YEAR, per family depending on the selected options.


SALES AND MARKETING CHANNELS

Our programs are sold through two primary channels. Our healthcare programs are offered through retail marketing and under private labels of our clients.

RETAIL MARKETING. MDL markets through traditional print, network and cable television and yellow pages as well as a customer referral program

WHOLESALE MEMBERSHIP OR PRIVATE LABEL CLIENTS. We are also contracting with other companies under wholesale or private label arrangements. Under these agreements, we conduct customer service and repricing operations and may also provide the fulfillment and collections services. The client performs all marketing functions. Wholesale and private label clients set their own retail prices for the product based on their commission and expense structure and income requirements.

BUSINESS OBJECTIVE AND PLAN

Our objective is to become one of the leading providers of unique membership service programs. Key elements of our business plan are as follows:

CONTINUE TO DEVELOP UNIQUE SERVICE PROGRAMS. Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We anticipate that this plan will allow us to obtain a larger share of the membership program market, both through existing marketing channels and through establishment of new client and customer relationships.

With respect to our wholesale membership programs, we continue to expand our existing distribution channels and seek new ones . As part of this business plan, we intend to continue to develop service programs that can be easily modified to address the needs of a particular channel of distribution.


COMPETITION

CONSUMER HEALTHCARE SAVINGS PROGRAMS. While the medical savings industry is still in its early stages, competition for members is becoming more intense. We offer membership programs that provide products and service similar to or directly in competition with products and services offered by our competitors. Although not permitted under the current agreements with our representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs.

Our principal competitors are AmeriPlan, United Service Association for Healthcare (NHIC), Full Access Medical, CorVel Healthcard, Medical Health Ventures (IAB), and American Benefits Card. We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

We distinguish ourselves from the competition through the offering of toll-free live customer service to the providers as well as the members. We are aware of one other competitor that offers customer service to the medical providers in the same manner.

WHOLESALE MEMBERSHIP PROGRAMS. The environment within which we operate is intensely competitive and subject to rapid change. To maintain or increase our market share position, we must continually enhance our current product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.

We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our competitors as well as the providers of such products and services through other channels of distribution. Through contractual arrangements with a competitor, potential clients may be prohibited from contracting with us to design a membership program if the services or products provided by our program are similar to, or merely overlap with, the services or products provided by an existing competitor program. Although not permitted under the current agreements with our clients, in the future some of our clients may provide, either directly or through third parties, programs offered by our competitors that directly compete with our programs. Competition for new members is also intense, particularly as the market becomes saturated with customers who are already members of competing programs.

Many of our competitors have substantially larger customer bases and greater financial and other resources.

We believe that the principal competitive factors in the consumer healthcare and wholesale membership industries, many of which are not within our control, include:

the ability to maintain contracts with reputable preferred provider organization networks that offer substantial savings;

the ability to identify, develop and offer unique membership healthcare programs;

the quality and breadth of the programs offered;

the quality and extent of customer service;

the ability to offer substantial savings medical bills;

the ability to combine the programs with affordable insurance plans that have high deductibles or no prescription benefits;

prices of products and service offered;

marketing expertise;

the ability to hire and retain employees;

responsiveness to customer needs;

Vitallabs is committed to distribute ninety-five percent of its ownership in MDL to its stockholders as a dividend pursuant to a registration statement filed under the Securities Act of 1933. Vitallabs has not determined when the dividend will be distributed."

Employees

As of March 1, 2002, we employed approximately 133 full-time equivalent employees at Med Tech Labs, Inc., none of whom were under union contract. We believe that our relations with employees are good. The number of full-time equivalent employees is calculated by aggregating the number of payroll hours worked by all employees and dividing the total by a standard 40-hour workweek. MDL has two full time employees.


Item 2. Description of Property

Vitallabs' facilities are housed in a 19,668 square foot building that Med Tech Labs, Inc. leases from a related party corporation for $10,000 per month. See "Related Party Transactions" The building is approximately 20 years old and contains adequate space for anticipated growth of the business. The building requires continual maintenance but has no significant structural or ancillary problems. The building is fully insured for replacement value.

MSA leases 20 offices that are used as Patient Service Centers (PSC). We believe our facilities are suitable and adequate and have sufficient production capacity for our operations as currently conducted and as anticipated to be conducted. All but one PSC averages approximately 800 square feet and less than $1000 per month lease cost. MDL leases one facility that is approximately 1000 square feet at a cost of $1300 per month. MDL had occupied this space until May of 2002 when it relocated to MSA's facility. MDL is negotiating a lease term settlement on the previous office space's remaining 8 months.

Item 3. Legal Proceedings
MSA is a defendant in actions for collection brought by four vendors seeking recovery of an aggregate amount of less than $100,000. Management believes that an adverse outcome in one or more of these suits would not have a material adverse effect on the business and prospects of MSA. MSA may be involved in various claims and legal actions arising in the ordinary course of business. These matters may include, but are not limited to, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties.


Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of Vitallabs's security holders during the fourth quarter of the fiscal year ended December 31, 2001.


PART II
Item 5. Market for Vitallabs's Common Equity and Related Stockholder Matters

Trading of Vitallabs's common stock
(a)  Market Information
Vitallabs's common stock is traded on the OTC Bulletin Board under the trading symbol "MOPP. Vitallabs is seeking a symbol change to "VLAB". There is only a limited and sporadic trading market for Vitallabs's common stock and there can be no assurance that any trading market will develop other than that which exist

The range of high and low bid quotations for each quarterly period during the years ended December 31, 2001 and 2000, and the quarter ended March, 31, 2002, as reported by the OTC Bulletin Board is set forth in the table below.

    Quarter Ended       High    Low     Quarter Ended       High   Low
    ------------------  -----  ------  ------------------   ----  ------
    March 31, 2000      2.00    0.66    March 31, 2001      0.22   0.06
    June 30, 2000       0.87    0.44    June 30, 2001       0.48   0.035
    September 30, 2000  0.47    0.25    September 30, 2001  0.35   0.045
    December 31, 2000   0.20    0.08    December 31, 2001   0.35   0.041
                                        March 31, 2002      0.31   0.10

On May 17, 2002, the last reported bid for Vitallabs's common stock was $.07 per share. All of the foregoing information is based upon inter-dealer prices without retail markup, markdown, or commissions and may not reflect actual transactions.

(b)  Holders
As of May 16, 2002, there were approximately 1300 stockholders of record of Vitallabs's common stock.

(c)  Dividends
Vitallabs has not paid any cash dividends on our common stock and no change of this policy is currently under consideration by Vitallabs's Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including Vitallabs's earnings, financial requirements, and condition, opportunities for reinvesting earnings, business conditions, and other factors.

RECENT SALES OF SECURITIES
During the fourth quarter of 2001, Vitallabs issued 200,000 shares of common stock for services without registering the securities under the Securities Act of 1933. The common stock was issued to a consultant for services to be rendered. The common stock was valued at $0.08 per share. The Shares were issued in reliance upon an exemption from registration provided by Section 4(2) of the Act. No underwriting or other commissions were paid in connection with the issuance of these shares.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with Vitallabs' financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond Vitallabs' control. Vitallabs does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider Vitallabs' discussions regarding the various factors which affect its business included in this section and elsewhere in this report. Furthermore, the following discussions of historical financial performance and condition relate entirely to discontinued activities, except with respect to forward looking information about the financial performance and condition of Vitallabs' newly acquired subsidiary, Med Tech Labs, for which audited financial statements for 2000 and 2001 are not yet available

RESULTS OF OPERATIONS

REVENUES.

Vitallabs did not generate any revenue for the years ended December 31, 2000 and 2001. The Company's two subsidiaries, General Personnel Management, Inc.
(GPM) and MDL have been reported in its financial statements as discontinued segments.

On October 1, 2001, the Company sold all of the outstanding shares of common stock of GPM it owned for $25,000. Net sales of GPM for the period ended January 1, 2001 to September 30, 2001 (date of disposition) and the period June 1, 2000 (date of acquisition) to December 31, 2000 were $1,476,223 and $1,088,036, respectively. These amounts are included in the loss of $48,112 and $34,787 for the years 2000 and 2001 respectively for operations of discontinued segment in the consolidated statements of operations. As a result of this transaction, goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements. The loss on disposal is $104,100

Vitallabs is contractually obligated to distribute 95% of the common stock of MDL to its stockholder. Therefore, Vitallabs has shown MDL's operations as a discontinued segment. Net sales of MDL for the period June 22, 2001 to December 31, 2001 was $17,316, which was the measurement date established by the Board of Directors. These amounts are included in loss on operations of discontinued segment in the accompanying consolidated statements of operations. As a result of this contractual obligation goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements. The loss for the period is $187,769

General and Administrative Expenses.
General and Administrative costs decreased from $6,528,614 in 2000 to $2,565,783, or a 61% decrease. The decrease was due to a reduction in stock issued for services and the market value for the company's common stock. Vitallabs continues to issue common stock and options for services rendered, which contributed to loss from operation during 2001 of $2,281,361 and 3,138,571 during 2000, a decrease of $891,205, or 28%. The services rendered are primarily attributable to costs associated with business development of advertising and marketing programs, public relations, and legal and accounting services, resulting from Company's attempt to inquire into the possible acquisition or merger with other similar lines of business.

Other Income/Expense.
For the year ended December 31, 2000, included in Other Income is $548,645 represents $89,976 cash received during the IMSC attempted acquisition which later fell through and $458,669 cash received as a result of a settlement agreement dated June 20, 2000 with Vitallabs, Interstate Management Services, Inc. (IMSC), and Employer Resource (ER). On March 14, 2000, Vitallabs entered into a "Stock Exchange Agreement" with Russell P. Ferry owner of 75% of the outstanding shares of IMSC common stock, and issued 750,000 shares of common stock in exchange for Ferry's outstanding shares of IMSC common stock. IMSC was a Professional Employment Organization which ER claimed had been performing payroll services for IMSC clients. IMSC denied ER's claims to these rights. Per the settlement agreement, ER agreed to pay Vitallabs $500,000 discounted to $400,000 if paid within 45 days of execution of the agreement as a settlement for the rights to the IMSC clients. ER paid $400,000 plus $58,669 in default fees, including accrued interest.

Med Tech Labs, Inc.'s Un-audited revenue for the year ended December 31, 2000 was $9,530,152 and net income was $200,799. Med Tech experienced problems with the business it was doing with nursing homes, primarily with payment both from Medicare and from the individual homes. Med Tech terminated its business with nursing homes on July 13, 2001. The results of operation were severely impacted by these events. Revenues unaudited for the year ended December 31, 2001 was $10,886,931. The net loss for the period was $1,631,652 due to a write off of accounts receivable and other charge offs of $1,946,241. The accounts receivable write off primarily consisted of accounts acquired when Med Tech purchased its laboratory business in 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Financial Statements of Med Tech Labs, Inc. for the years ended December 31, 2000 and 2001 are currently being audited by Vitallab's outside auditor and will be filed on form 8k once completed. Un-audited revenue for the year ended December 31, 2000 was $9,530,152 and net income was $200,799. In January of 2001, Med Tech Labs, Inc. created a division to provide service to the Nursing Home Industry. Med Tech Labs, Inc. experienced several problems with this division primarily with payment both from Medicare and from the individual homes. Med Tech Labs, Inc. closed this division July 13, 2001 and terminated its relationship with these homes. The results of operation were severely impacted by these events. Revenues un-audited for the year ended December 31, 2001 was $10,886,931. The net loss for the period was $1,631,652 due to a write off of accounts receivable and other charge offs of $1,946,241. The accounts receivable write off primarily consisted of accounts acquired when the lab was purchased in 2000. Total unaudited assets were $4,063,625 liabilities unaudited were $5,270,981 and total stockholders equity unaudited ($1,207,355). Management has estimated that it needs approximately $3,000,000 in debt/equity financial to complete its short term business plan, which includes the acquisition of other existing labs. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. There can be no guarantee that Vitallabs will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

Net cash flows used by operating activities during 2001 was $233,057 consisting primarily of net loss adjusted for noncash items such as stock issued for services. Net cash flows provided by operating activities for 2000 were $92,082.

Net cash flows used in investing activities during 2000 were $26,900 and $2,266 in 2001 representing net repayments to one of our shareholders for funds advanced over the years to fund operations and to raise money for ongoing business development. In addition, In 2001, the company received proceeds of $25,000 from the sale of GPM and the company used $56,000 to purchase MDL.

Net cash flows provided by financing activities were $165,261 during 2001 primarily representing proceeds from the issuance of notes payable. Vitallabs's future funding requirements will depend on numerous factors, some of which are beyond the Company's control.

The following information is regarding Med Tech Labs, Inc. At December 31, 2000 total assets unaudited were $3,752,109, total liabilities unaudited were $3,360,143 and total stockholders' equity was $391,966, unaudited. At December 31, 2001, total assets were $4,063,625 liabilities were $5,270,981 and total stockholders equity ($1,207,355), unaudited. Management has estimated that it needs approximately $3,000,000 in debt/equity financial to complete its short term business plan, which includes the acquisition of other existing clinical laboratories. Med Tech currently has two contracts which once completed will expand the market of Med Tech into the southeast coast of Florida and further into the northwest region of Florida. There can be no assurance that additional funds will be available, or, if available, that they can be obtained on terms satisfactory to Management.

Item 7. Financial Statements

See Index to Financial Statements included as an exhibit to this filing.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 1st 2002, Clancy and Co. resigned as registrants certified public accountants. That firm's report on Vitallabs' financial statements for 1999 and 2000 contained a "going concern" qualification. The "going concern" qualification was expressed in the audit report as NOTE 1". That going concern qualification is as follows:

"Monogram continues to actively seek merger targets. There is, of course, no assurance that Monogram will be successful in its endeavors. The financial statements have been prepared on the basis of generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Accordingly, they do not purport to give effect to adjustments, if any, that may be necessary should Monogram be unable to continue as a going concern. The Company has incurred substantial net losses in recent years and used substantial amounts of working capital in its operations. These factors raise substantial doubt about its ability to continue as a going concern. The continuation of Monogram as a going concern is dependent upon Monogram's ability to establish itself as a profitable business. Management's plans to seek additional capital include equity financing's and/or a merger with an existing operating company (s). It is Monogram's belief that it will continue to incur losses for the next 12 months, and as a result, will require additional funds. There are no guarantees Monogram will be successful in obtaining these funds. Monogram's ability to achieve these objectives cannot be determined at this time. The financial statements do not include any adjustments that might result from the outcome of these uncertainties."

The decision to resign by Clancy and Co., P.L.L.C. was accepted by the Board of Directors on March 7th, 2002. Vitallabs' new management wished to retain Pender Newkirk and Co. CPA's as its auditors both for geographic reasons and Pender's recent accounting experience with Vitallabs' pending acquisition of Med-Tech Laboratories, Inc. d/b/a/ Med Services of America. To the knowledge of current management, there were no disagreements with Clancy and Co., P.L.L.C. during the past two fiscal years and the interim period since the end of the most recent fiscal year on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements, if not resolved to the satisfaction of Clancy and Co., would have caused it to make reference to the subject matter of the disagreement in connection with this report. During the past two fiscal years and the interim period since the end of the most recent fiscal year, to the knowledge of current management, Clancy and Co., P.L.L.C. did not advise Vitallabs that the internal controls necessary for Vitallabs to develop reliable financial statements do not exist, that Clancy and Co., P.L.L.C. would no longer be able to rely on management's representations, that it was unwilling to be associated with the financial statements prepared by management that it needed to expand significantly the scope of its audit, that information had come to its attention that if further investigated may (i) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements; or the financial statements issued or to be issued, that information had come to its attention that it has concluded materially impacts the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the accountant's satisfaction, would prevent it from rendering an unqualified audit report on those financial statements).

(2) On March 7th, 2002, Vitallabs engaged Pender Newkirk and Company of Tampa, Florida as its independent public accountant to audit its financial statements for the fiscal year ended 2001 and to re-audit the fiscal year ended 2000. Pender had been engaged as the independent public auditor of Med-Tech Laboratories, Inc., a company which was acquired by Vitallabs April 5th, 2002. During the two fiscal years ended 2000 and 2001 and the interim period since the end of the last such fiscal year, Vitallabs has not consulted Pender regarding the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Vitallabs's financial statements.

See report on Form 8K files March 20, 2002.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers
The following table sets forth the names of the current officers and directors of Vitallabs, who have filled vacancies and will serve until the next shareholder's meeting:
                                                                Director
Name                      Age      Position                     Since
--------------------      ---      -----------------------      -------------
Edwin B. Salmon, Jr.      64       Chief Executive Officer      Jan. 25, 2002
                                   and Director
Patrick Barmore           51       President and Director       April 9, 2002
Thomas W. Kearney         53       Chief Financial Officer      Nov. 19, 2001
                                   and Director
Lee Mullineaux            80       Secretary and Director       Nov. 19, 2001

The Directors are elected by a majority of stockholders at the annual meeting to serve a term of one year. The officers are appointed by the board of directors who serve at the will of the board. None of Vitallabss officers nor the officers of its subsidiaries have employment agreements. Nevada law permits Vitallabs to indemnify its directors and officers against certain liabilities. The SEC has informed Vitallabs that to the intents such indemnification would cover violations of federal securities laws such indemnification is against public policy and is therefore void.

Edwin B. Salmon, Jr. (64) has over 40 years of business experience in banking, finance, and computers. Prior to the acquisition of Med Tech Labs, Inc. in September of 1999 Mr. Salmon was Chairman of the Board of Systems Communications, Inc., a publicly traded company, from which he resigned when that company acquired Hitsgalore.com, Inc. in February 1999. Mr. Salmon attended the University of Richmond.

Patrick Barmore (51) has twenty-five years experience in the clinical laboratory business. He has been involved in the day-to-day operation of MTL since June of 1999, and prior to that time was a consultant and developer specializing in start-ups and turnarounds, including construction and business development From 1997 through June of 1999 he was a self employed development consultant and worked in the creation of medical real estate developments with Charles Rutenberg, founder of US Homes, the development of a chain of diagnostic imaging centers in Dallas, Texas, and compliance programs for laboratories. He has managed a multidisciplinary health care enterprise of 14 corporations as Vice President of Operations.

Mr. Barmore has an extensive regulatory and clinical background in dealing with the Office of Inspector General, The Centers for Medicare and Medicaid Services (formerly HCFA), CLIA Certification Agencies, and various state health care agencies. He has established proof of concept for many new and innovative laboratory and other healthcare delivery services. He has authored compliance programs for many laboratories and other health care entities. He possesses undergraduate degrees in Zoology and Clinical Chemistry and a Masters Degree in Health Care Management.

Since joining Med Tech Labs, Inc. Mr. Barmore has also acted in the capacity of Compliance Officer and has developed a comprehensive compliance program.

Thomas Kearney (53) has over 30 years experience in the health care industry and has held executive positions with Brookwood Health Services (AMI), Health Care Corporation and Hospital Corporation of America. In addition he has participated in over 50 public equity transactions including IPO's, Secondarys, reverse mergers, etc. In 1997 through 1999 Mr. Kearney was CFO/VP/Director of Alliance Broadcasting Group, a publicly traded company, which owned and operated AM/FM radio stations in six major markets. In 2000 he was chief financial officer of Worldwide Intelcom, an Internet Service Provider start-up which was also a reseller of prepaid phone cards. Since January of 2001 he has been chief financial officer of Med Tech Labs, Inc. Prior to this engagement, He is a graduate of Spring Hill College and holds a CPA certificate from the state of Alabama.

Lee Mullineaux, age 80, former President of American Diagnostic Centers, has an extensive medical and insurance background. Most recently he was a consultant and an officer of SCMI (Systems Communications Management, Inc.). Prior to that he held management positions with several of the leading national insurance companies. He was Regional Director for American General Life Insurance Company out of Houston, Texas.

Compliance with Section 16(a) of the Securities Exchange Act. Section 16(a) of the Securities Exchange Act of 1934 requires Vitallabs' officers and directors and persons who beneficially own more than ten percent of a registered class of Vitallabs' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish Vitallabs with copies of all
Section 16(a) forms which they file. During the fiscal year ended December 31, 2001, Vitallabs has no record of the timely filing of Statements of Changes in Beneficial Ownership of Securities forms (Form 3 and Form 4).

Item 10. Executive Compensation

The following table sets forth remuneration paid to Vitallabs' executive officers. No other officer was paid compensation of more than $100,000 per year during any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE
                             Annual Compensation                Long Term Compensation
                          ------------------------  --------------------------------------------
                                                                  Securities              All
                                           Other                  Underlying              Other
Name and                                  Compen-    Restricted    Options/    LTIP     Compen-
Principle Position  Year  Salary  Bonus    sation   Stock Awards     SAR's    Payouts    sation
------------------  ----  ------  -----  ---------  ------------  ----------  -------  ---------
Charles Kiefner     2001     0      0         0           0           0          0         0
Chief Executive     2000     0      0     $47,500    $292,000         0          0      $1,769
Officer             1999     0      0         0      $249,438         0          0         0

Donna Anderson      2001     0      0     $10,000         0           0          0         0
Chief Executive     2000     0      0     $37,000    $304,000         0          0         0
Officer             1999     0      0         0      $ 60,000         0          0         0

John Anderson       2001     0      0     $10,000         0           0          0         0
President           2000     0      0     $37,000    $220,000         0          0         0
                    1999     0      0         0           0           0          0         0

Steven Swank        2001     0      0      $2,000     $406,000         0          0         0
Chief Executive     2000     0      0         0           0           0          0         0
Officer             1999     0      0         0           0           0          0         0

Thomas W. Kearney   2001     0      0         0       160,000         0          0         0
Chief Financial     2000     0      0         0           0           0          0         0
Officer             1999     0      0         0           0           0          0         0

Lee Mullineaux.     2001     0      0         0       160,000         0          0         0
Secretary           2000     0      0         0           0           0          0         0
                    1999     0      0         0           0           0          0         0

Edwin B. Salmon, Jr. is currently CEO and Chairman of Vitallabs. Mr. Salmon has no employment agreement but will receive an annual salary of 150,000. It is anticipated that Vitallabs will enter into an employment agreement with Mr. Salmon at some time in the future and that total compensation may exceed the $150,000 salary.

EMPLOYMENT AGREEMENTS
Vitallabs does not have any written employment contracts with respect to any of its executive officers. Vitallabs has no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment with Vitallabs and its subsidiaries or from a change in control of Vitallabs or a change in an executive officer's responsibilities following a change-in-control.

EMPLOYEE BENEFITS
Vitallabs adopted the 1999 KEY EMPLOYEE/DIRECTOR STOCK OPTION PLAN (the "Plan") effective October 19, 1999, and has reserved 1,000,000 shares for issuance thereunder. The objectives of the plan include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of Vitallabs by providing employees the opportunity to acquire common stock. Options outstanding under Vitallabs' plan are granted at prices which are either equal to or above the market value of the stock on the date of grant and expire at various dates after the grant date. On April 19, 2001, the Board of Directors approved the issuance of 950,000 options to acquire shares under the Plan, exercisable for a period of 2 years, at a price of $0.01 per share.

  Options          Number of         Exercise            Options
Granted to          options           Price             Remaining
------------------------------------------------------------------
Steven Swank       250,000            $ .01                    0
Charles Kiefner    300,000              .01                    0
John Bortoli       250,000              .01              250,000
David Hastings     150,000              .01              150,000

Mr. Swank and Mr. Kiefner exercised their options in December 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding beneficial ownership as of May 13, 2002 of Vitallabs' Common stock, by any person who is known to Vitallabs to be the beneficial owner of more than 5% of Vitallabs' voting securities and by each Director and officer and by Officers and Directors of Vitallabs as a group.

                                             Amount and
                                             Nature of
Title      Name and Address of               Beneficial     Percent
of Class   Beneficial Owner                  Ownership    of Class **
--------   -------------------------------   ----------   -----------
 (i)       Edwin B. Salmon, Jr. (1)(2)(3)    21,000,000       26%

 (i)       Thomas W. Kearney (1)(5)
                                              7,250,000        9.06%

 (i)       Lee Mullineaux  (1)(5)(6)
                                             10,750,000       13.43 %

           All Officers and Directors        38,000,000       47.47 %
             as a Group (3 persons)

 (i)       Veronica Tully (1)(2)(3)
           1375 So. Fort Harrison Ave.
           Clearwater, FL 33756              21,000,000       26.23%

 (i)       V-Trademart, Inc. (4)
           4330 Miller Dr.
           St. Petersburg Beach, FL, 33706    6,000,000        7.49 %


Notes
(1)  These stockholders addresses are that of Vitallabs'
(2) Mr. Salmon and Ms. Tully's shares are likely to vote in concert due to their personal relationship.
(3) Entitled to 60,889,794 more shares of common stock due from the acquisition of Med Tech Labs, Inc., pending a share combination or increase in authorized common stock.
(4) Entitled to 11,397,084 more shares of common stock due from the acquisition of Med Tech Labs, Inc., pending a share combination or increase in authorized common stock.
(5) Entitled to 7,397,084 more shares of common stock due from the acquisition of Med Tech Labs, Inc., pending a share combination or increase in authorized common stock.
(6) 3,750,000 shares held by Brittany Leigh, Inc., a Florida corporation of which Mr. Mullineaux has voting control. Mr. Salmon, Kearney and Ms. Tully own an aggregate of 15% of Brittany Leigh, Inc.

All securities are directly owned and the persons named hold the sole investment and voting power.

Item 12.  Certain Relationships and Related Transactions

Mssers. Kearney and Mullineaux were Officers and Directors of Vitallabs, Inc. and Officers of Med Tech Labs, Inc. at the time the time the Agreement to acquire Med Tech Labs, Inc. was executed. The acquisition was not an arm's length Transaction.

Vitallabs leases its main facility from ASK, a related Florida corporation.
See Item 2, "Description of Property". ASK is owned by Messrs. Salmon, Kearney, Mullineaux and Ms. Tully. ASK Acquired the property at which Med Tech Labs, Inc. facility is located in January 2002 from an unrelated person, ASK reduced the rent charge to Med Tech Labs, Inc. to $10,000 per month from $16,000 per month. The lease in not an arm's length transaction. Management believes the lease rate is below market value.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits.  See Index to Financial Statements.
(b) Reports on Form 8-K

(1.) On December 12, 2001, Vitallabs filed Form 8-K to announce the issuance of an aggregate 8,000,000 shares of its common stock, $.001 par value, to two persons who, on such date, have been appointed members of the Board of Directors of the Registrant. Vitallabs also announce the resignation of three directors and the change of Vitallabs' business address.


                                   SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VITALLABS, INC.


                                       By:  /s/ Thomas W. Kearney
                                      -------------------------------
Date: May 17, 2002                              Thomas W. Kearney
                                        Chief Audit and Financial Officer
                                       (Principal financial and
                                            accounting officer)


                                       By:  /s/ Edwin B. Salmon, Jr.
                                      --------------------------------
Date: May 17, 2002                              Edwin B. Salmon, Jr.
                                        Chief Executive Officer
                                        Principal executive officer)




Exhibits.  Financial Statements

                          Index

Independent Auditors' Report on Consolidated Financial Statements      1

Consolidated Financial Statements:

   Consolidated Balance Sheet                                          2
   Consolidated Statements of Operations                               3
   Consolidated Statements of Changes in Stockholders' Deficit         4
   Consolidated Statements of Cash Flows                              5-6
   Notes to Consolidated Financial Statements                         7-16























                      Consolidated Financial Statements
                            Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)
                   Years Ended December 31, 2001 and 2000
                        Independent Auditors' Report






                            Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)
                  Years Ended December 31, 2001 and 2000










                              Contents


Independent Auditors' Report on Consolidated Financial Statements      1

Consolidated Financial Statements:

   Consolidated Balance Sheet                                          2
   Consolidated Statements of Operations                               3
   Consolidated Statements of Changes in Stockholders' Deficit         4
   Consolidated Statements of Cash Flows                              5-6
   Notes to Consolidated Financial Statements                         7-16





                        Independent Auditors' Report



Board of Directors
Vitallabs, Inc.
(Formerly Known As Monogram Pictures, Inc.)
Clearwater, Florida


We have audited the accompanying consolidated balance sheet of Vitallabs, Inc. (Formerly Known As Monogram Pictures, Inc.) as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000. The consolidated financial statements are the responsibility of the management of Vitallabs, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vitallabs, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred substantial net losses for the periods indicated, has negative working capital of approximately $232,000 at December 31, 2001, and its liabilities exceed its assets by approximately $288,000 at December 31, 2001. In addition, as more fully described in Note 9, the Company subsequent to year end has acquired another company which is experiencing financial difficulties. These factors and others raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.





Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 19, 2002



                           Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)

                         Consolidated Balance Sheet
                             December 31, 2001


Assets
Current assets:
  Cash                                                    $          58

Property and equipment, net of accumulated depreciation           3,009

Other assets                                                        163
                                                          -------------

                                                          $       3,230
                                                          =============


Liabilities and Stockholders' Deficit
Current liabilities:
  Note payable                                            $      34,061
  Accounts payable and accrued expenses                         131,255
  Due to related parties                                         37,008
  Net liabilities of discontinued operations,
    including related party of $31,171                           29,781
                                                          -------------
Total current liabilities                                       232,105
                                                          -------------

Common stock payable                                             58,700
                                                          -------------

Stockholders' deficit:
  Preferred stock; $.01 par value; 5,000,000 shares
     authorized; 17,500 shares issued and outstanding               175
  Common stock; $.001 par value; 100,000,000 shares
     authorized; 15,145,286 shares issued and
     outstanding                                                 15,145
  Additional Paid In Capital                                 22,610,467
  Accumulated deficit                                       (22,913,362)
                                                          -------------
Total stockholders' deficit                                    (287,575)
                                                          -------------

                                                          $       3,230
                                                          =============

The accompanying notes are an integral part of the consolidated financial statements.

                                       2
-------------------------------------------------------------------------------

                            Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)

                     Consolidated Statements of Operations

                                                 Year Ended December 31,
                                            ---------------------------------
                                                 2001              2000
                                            ---------------   ---------------
Revenues                                     $           0     $           0

General and administrative expenses              2,565,783         6,528,614
                                            ---------------   ---------------

Operating loss                                  (2,565,783)       (6,528,614)

Other income                                          -              548,645
                                            ---------------   ---------------

Net loss from continued operations             (2,565,783)      (5,979,969)
                                            ---------------   ---------------

Discontinued operations:
  Loss from operations of Medical
    Discount Limited, Inc. discontinued
    segment                                      (187,769)            -
  Loss from operations of General
    Personnel Management, Inc.
    discontinued segment                          (48,112)         (34,787)
  Loss on disposal of General Personnel
    Management, Inc. discontinued
    segment                                      (104,100)            -
                                            ---------------   ---------------
Total discontinued operations                    (339,981)         (34,787)
                                            ---------------   ---------------

Net loss                                    $  (2,905,764)   $  (6,014,756)
                                            ===============   ===============

Basic loss per share:
  Loss from continuing operations           $       (.49)    $      (3.10)
  Loss from operations of Medical
    Discount Limited, Inc. discontinued
    segment                                         (.04)            (.00)
  Loss from operations of General
    Personnel Management, Inc.
    discontinued segment                            (.01)            (.02)
  Loss on disposal of discontinued
    segment                                         (.02)            (.00)
                                            ---------------   ---------------
  Basic Net Loss Per Share                  $       (.56)    $      (3.12)
                                            ===============   ===============

Weighted average number of common shares
  used in basic loss per share calculations     5,226,828        1,925,556
                                            ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                       3
-------------------------------------------------------------------------------

                           Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)

          Consolidated Statements of Changes in Stockholders' Deficit
                    Years Ended December 31, 2001 and 2000

                                Preferred Stock        Common Stock        Additional
                               -----------------   --------------------     Paid-In       Accumulated
                                Shares    Amount     Shares     Amount      Capital         Deficit      Total
                               --------   ------   ----------   -------   -----------   ------------   ----------
Balance, December 31, 1999,
                                 17,500   $  175    1,235,123   $ 1,236   $16,821,928   $(13,992,842)  $2,832,072

Common stock issued for
   services                                           933,300       932     3,137,639                   3,138,571

Common stock issued for
   acquisition of subsidiary                           40,000        40       211,960                     212,000

Asset transferred under
   common control                                                             (71,882)                    (71,882)

Debt converted to paid-in
   capital                                                                     78,883                      78,883

Net loss for the year                                                                     (6,014,756)  (6,014,756)
                               --------   ------   ----------   -------   -----------   ------------   ----------
Balance, December 31, 2000       17,500   $  175    2,208,423   $ 2,208   $20,178,528   $(20,007,598)  $  174,888


Stock options issued for
   services                                                                    28,500                      28,500

Issuance of common stock
   for services                                    11,637,863    11,638     2,235,728                   2,247,366

Issuance of common stock,
   exercise of options                                550,000       550         4,950                       5,500

Common stock issued for
   acquisition of
   subsidiary                                         344,000       344        89,096                      89,440

Cancellation of common
   stock issued                                        (5,000)       (5)                                       (5)

Debt converted to common
   stock                                              410,000       410        72,090                      72,500

Net loss for the year                                                                     (2,905,764)  (2,905,764)
                               --------   ------   ----------   -------   -----------   ------------   ----------

Balance, December 31, 2001       17,500   $  175   15,145,286   $15,145   $22,610,467   $(22,913,362)  $ (287,575)

The accompanying notes are an integral part of the consolidated financial statements.

                                       4
-------------------------------------------------------------------------------

Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)

                   Consolidated Statements of Cash Flows

                                                        Year Ended December 31,
                                                   ---------------------------------
                                                        2001               2000
                                                   ---------------    --------------
Operating activities
  Net loss                                         $    (2,905,764)   $   (6,014,756)
                                                   ---------------    --------------
  Adjustments to reconcile net loss to net
     cash (used) provided by operating
     activities:
       Depreciation and amortization                        32,292            24,883
       Common stock and options issued for
          services                                       2,281,361         3,138,571
       Loss on discontinued operations                     104,101
       Write-off of film library                                           2,928,118
       Write-off of goodwill                               166,000
       (Increase) decrease in prepaid expenses
          and other assets                                   7,945            (2,156)
       Increase in accounts payable and
          accrued liabilities                               71,354            17,422
       Net liabilities of discontinued operations            9,654
                                                   ---------------    --------------
  Total adjustments                                      2,672,707         6,106,838
                                                   ---------------    --------------
  Net cash (used) provided by operating
     activities                                           (233,057)           92,082
                                                   ---------------    --------------

Investing activities
  Advances from related party                               37,008            18,100
  Repayments to related party                                                (45,000)
  Purchase of property and equipment                        (3,309)
  Acquisition of subsidiary, net of cash
     acquired                                              (56,433)
  Proceeds from sale of subsidiary                          25,000
                                                   ---------------    --------------
  Net cash provided (used) by investing
    activities                                               2,266           (26,900)
                                                   ---------------    --------------

Financing activities
  Proceeds from note payable                               175,261
  Payment on note payable                                  (10,000)
                                                   ---------------    --------------
  Net cash provided by financing activities                165,261                 0
                                                   ---------------    --------------

Net (decrease) increase in cash                            (65,530)           65,182

Cash, beginning of year                                     65,588               406
                                                   ---------------    --------------

Cash, end of year                                  $            58    $       65,588
                                                   ===============    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                       5
-------------------------------------------------------------------------------

Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)

                   Consolidated Statements of Cash Flows

                                                        Year Ended December 31,
                                                   ---------------------------------
                                                        2001               2000
                                                   ---------------    --------------
Supplemental disclosures of cash flow and
  noncash investing and financing activities:
    Acquisition of film library for
       cancellation of note receivable            $            0    $    2,928,118
                                                   ===============    ==============
    Goodwill recorded in acquisition of
       subsidiary in stock transaction            $      166,000    $      213,281
                                                   ===============    ==============


During the year ended December 31, 2001, the Company issued 410,000 shares of common stock as satisfaction of $72,500 of notes payable. In addition, the Company entered into an agreement to issue 300,000 shares of stock in satisfaction of a $58,700 note payable. These shares were not issued until January 2002 and are recorded as a stock payable on the accompanying consolidated balance sheet.

During December 31, 2001, the Company purchased Medical Discounts Limited, Inc. The following are the assets obtained and liabilities assumed in that purchase:

    Fair Value of Assets Acquired                                   $ 168,745
    Cash Paid For The Acquisition                                     (56,433)
      (Less Cash Assumed of 2,549)
    Common Stock issued for the acquisition                           (89,440)
                                                                    ---------
    liabilities assumed                                             $ (22,872)
                                                                    =========

During December 31, 2000, the company purchased General Personnel Management, Inc. The following are the assets obtained and liabilities assumed in that purchase.

    Fair Market of Assets Acquired                        $229,983
    Common Stock Issued For The Acquisition                212,000
                                                          --------
      Liabilities Assumed                                 $ 17,983

The accompanying notes are an integral part of the consolidated financial statements.

                                       6
-------------------------------------------------------------------------------

                           Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
               Notes to Consolidated Financial Statements
                Years Ended December 31, 2001 and 2000

1.  Background Information

Vitallabs, Inc. (the "Company") was incorporated in the state of Nevada in 1989, with authorized capital consisting of 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.01 par value preferred stock. During 2000, the Company changed the corporate name from Definition, Ltd. to e Personnel Management.com, Inc. to Monogram Pictures, Inc. In 2002, the company changed the corporate name to Vitallabs, Inc., from Monogram Pictures, Inc.

During 2000, the Company directed its efforts to the professional employment services industry and successfully acquired 100 percent of the outstanding common stock of General Personnel Management, Inc. ("GPM"), a California corporation. The acquisition was accounted for by the purchase method of accounting and, accordingly, the results of operations of the subsidiary are included from the date of acquisition. Goodwill was recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and was amortized on a straight-line basis over five years. The fair market value of the liabilities assumed exceeded the fair market values of the assets acquired by $1,280 and the cost of the subsidiary was 40,000 shares of the Company's common stock at valued at $212,000, for total goodwill recognized of $213,280. Amortization charged to operations for 2000 was $24,286. The following table reflects the results of operations on a pro forma basis as if the acquisition had been completed at the beginning of 2000:

     Unaudited
    -----------
     Revenues Including the Loss From
       Operations of General Personnel
       Management, Inc. Discontinued Segment (unaudited)  $     1,947,892
                                                         ================
     Net loss (unaudited)                                 $     6,015,603
                                                         ================
     Loss per share (unaudited)                          $        $(3.12)
                                                         ================

Additionally, each former stockholder agreed to serve upon an advisory board for a period of not less than two years from the date the transaction was consummated and received annual compensation of 5,000 shares of the Company's common stock, for a total of 50,000 additional shares. The additional consideration for services rendered is accounted for as expenses of the appropriate periods. As of December 31, 2001 and 2000, 30,000 and 20,000 shares were issued for services rendered for a total value of $13,500 and $10,000, respectively.

On October 1, 2001, the Company sold all of the outstanding shares of common stock of GPM it owned for $25,000. Net sales of GPM for the period ended January 1, 2001 to September 30, 2001 (date of disposition) and the period June 1, 2000 (date of acquisition) to December 31, 2000 were $1,476,223 and $1,088,036, respectively. These amounts are included in loss on operations of discontinued segment in the accompanying consolidated statements of operations. As a result of this transaction, goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements.

                                       7
-------------------------------------------------------------------------------

                         Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
               Notes to Consolidated Financial Statements
                Years Ended December 31, 2001 and 2000

1.  Background Information (continued)
During 2000, the Company attempted to acquire 75 percent of Interstate Management Services, Inc. ("IMS"), another professional employer organization ("PEO"), in return for 75,000 shares of its common stock. Initially, the Company received approximately $90,000 in cash at the acquisition date. This attempt was aborted on December 21, 2000. However, the Company prevailed in a settlement agreement involving the Company, IMS, and Employer Resource ("ER"). ER claimed it had rights to the payroll services for IMS clients. IMS denied ER's claims to these rights. Per the settlement agreement, ER paid the Company $400,000 plus approximately $59,000 in default fees, including accrued interest as a settlement for the rights to the IMS clients. These amounts are recorded as other income in the accompanying consolidated financial statements.

On June 22, 2001, the Company purchased 51 percent of Medical Discounts Limited, Inc. ("MDL"), a Florida corporation, for $38,982 in cash and 344,000 shares of its common stock valued $89,440, for a net investment in the subsidiary of $128,422. Net assets acquired were $17,578 consisting of cash, accounts receivable, accounts payable, and a note payable. The acquisition was recorded using the purchase method of accounting. The Company also signed an agreement dated June 22, 2001 with two of the former principal stockholders of MDL to purchase 165,000 shares of the Company's restricted stock issued for $1.00 per share by 12 months from the date of the agreement. As of April 19, 2002 they have not purchased these shares.

On August 22, 2001, the Company agreed to pay $20,000 for the remaining 49 percent interest in MDL, making it a wholly owned subsidiary as of that date.

The following table reflects the results of operations on a pro forma basis as if the acquisition had been complete at the beginning of 2001.

      Revenue Included In                      $        29,914
        Loss From Operations of
        Medical Discounts Limited, Inc.
        Segment (unaudited)
                                                ---------------
      Net loss (unaudited)                     $    (2,933,376)
                                                ---------------
      Loss per share (unaudited)               $          (.56)
                                                ---------------

As more fully explained in Note 8, pursuant to a Letter of Intent signed with A.S.K. Consulting, Inc., the Company plans to distribute substantially all of the common stock of MDL to the present stockholder of the Company. Therefore, the Company has shown the operations as a discontinued segment. Net sales of MDL for the period June 22, 2001 to December 31, 2001 was $17,316, which was the measurement date established by the Board of Directors. These amounts are included in loss on operations of discontinued segment in the accompanying consolidated statements of operations. As a result of this transaction, goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements.

As more fully explained in Note 9, subsequent to year-end, the Company acquired MedServices of America ("MSA") in a reverse acquisition whereby the stockholder of MSA gained control of the Company.

                                       8
-------------------------------------------------------------------------------

                          Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
               Notes to Consolidated Financial Statements
                Years Ended December 31, 2001 and 2000



2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant loses from operations for the last 2 years, had negative working capital of approximately $232,000 at December 31, 2001 and its liabilities exceed its assets by approximately $288,000 at December 31, 2001. In addition, as more fully described in Note 9, the company subsequent to year end had acquired another company which is experiencing financial difficulties. These factors and others raise substantial doubt about its ability to continue as a going concern. New management is currently looking in to raising additional funds for the Company by means of a private placement of some of the Company's equity securities although no assurance can be given regarding how successful that private placement may be. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3.  Significant Accounting Policies

The significant accounting policies are as follows:

  (1) The Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

  (2) The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, General Personnel Management, Inc. and Medical Discounts Limited, Inc. for those periods that the subsidiaries were controlled by the Company. All intercompany transactions have been eliminated in consolidation.

  (3) Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from 3 to 7 years.

  (4) Intangible assets represent goodwill which is amortized using the straight-line method over its estimated useful life of 5 years.









                                       9
-------------------------------------------------------------------------------

                            Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)
                   Notes to Consolidated Financial Statements
                   Years Ended December 31, 2001 and 2000



3.  Significant Accounting Policies (continued)

  (5) The Company follows Statement of Financial Accounting Standards Board No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis.

  (6) Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, notes payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

  (7) Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

  (8) Loss per share is based on the weighted average number of common shares outstanding. All loss per share amounts in the consolidated financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Potential securities where not considered in their calculation since there effect would be anti-dilutive. All per share and per share information are adjusted retroactively to reflect stock splits.

  (9) The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.


                                      10
-------------------------------------------------------------------------------

                           Vitallabs, Inc.
                (Formerly Known As Monogram Pictures, Inc.)
                   Notes to Consolidated Financial Statements
                    Years Ended December 31, 2001 and 2000



3.  Significant Accounting Policies (continued)

  (10) SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

  (11) In June 2001, the financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. All the Company's business combination were accounted for using the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS 143 addresses the financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement. The Company does not expect the adoption of SFAS to have an impact on its financial position or results of operations.

In August, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and tangible assets, to be held and used or disposed of. SFAS 144 is required to be applied for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS to have an impact on its financial position or results of operations.

  (12)Advertising cost are charged to operations when the advertising first takes place. Advertising expense for 2001 and 2000 were $5,200 and $3,278, respectively.

  (13) Certain minor reclassifications have been made to the 2000 consolidated financial statements to conform to the classifications used in 2001.

4.  Property and Equipment

Property and equipment consist of:

    Office furniture                                       $  3,309
    Less accumulated depreciation                              (300)
                                                           --------
                                                           $  3,009
                                                           ========


                                      11
-------------------------------------------------------------------------------

                          Vitallabs, Inc.
            (Formerly Known As Monogram Pictures, Inc.)
             Notes to Consolidated Financial Statements
              Years Ended December 31, 2001 and 2000



5.  Note Payable

At December 31, 2001, the Company has a note payable of $34,061 that bears interest of 10 percent and is due on demand. All of the Company's assets are used as collateral.

6.  Stockholders' Equity and Reverse Stock Split

In 2001, the Company's Board of Directors approved a 1-to-10 reverse stock split to all stock outstanding, both common and preferred. All per share information has been adjusted retroactively for the stock split in the accompanying consolidated financial statement.

The Company is authorized to issue 5,000,000 shares of convertible preferred stock. Each share of convertible preferred stock contains a liquidation preference over common shareholders. In addition each share of preferred stock is convertible at the option of the holder into 3 shares of common stock. The preferred shares entitle the shareholder to one vote for each share on each matter presented to the Corporation's shareholder and shall vote with the common shares on all matters.

7.  Stock Option Plan

The Company maintains a qualified stock option plan. Under the terms of the plan, the Company has reserved 1,000,000 shares of common stock for future grants.

Under the stock option plan, the Company may grant incentive stock options to certain officers, employees, and directors. The options expire two years from the date of grant. Vesting occurs after 12 months of service, and option holders are given credit for prior service.

The following table summarizes information about the qualified stock options outstanding at December 31, 2001:

                          Weighted
                           Average      Weighted                  Weighted
                          Remaining     Average                   Average
Exercise     Number      Contractual    Exercise      Number      Exercise
 Price     Outstanding   Life (Years)    Price     Exerciseable    Price
-----------------------------------------------------------------------------
 $.01        400,000         1.3          $.01        400,000      $.01


                                      12
-------------------------------------------------------------------------------

                          Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
                Notes to Consolidated Financial Statements
                 Years Ended December 31, 2001 and 2000

7.  Stock Option Plan (continued)

Transactions under various qualified stock option plans for 2001 are summarized as follows:

                                                         Weighted
                                                         Average
                                                         Exercise
                                              Options     Price
                                             ----------------------
       Outstanding at December 31, 2000             0      $.00
       Granted                                950,000      $.01
       Exercised                             (550,000)     $.01
       Cancelled                                    0
                                             ----------------------
       Outstanding at December 31, 2001       400,000      $.01
                                             ======================
       Options exerciseable at
          December 31, 2001                   400,000      $.01
                                             ======================

Under the accounting provisions of SFAS No. 123, the Company's 2001 pro forma net loss and loss per share would have been $(2,909,964) and $(.56), respectively.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following assumptions:

       Dividend yield                                     0.00%
       Expected volatility                              135.70%
       Risk-free interest rate                            4.23%
       Expected life/years                                2.00
       Weighted average fair value of
          options granted                                 $.03

8.  Letter of Intent

On November 19, 2001, the Company entered into a Letter of Intent with A.S.K. Consulting, Inc. ("ASK"), a related party. ASK is a consulting firm whose president is also a director and officer of the Company. ASK is seeking to locate another entity ("target") to form a business combination with the Company.

The Letter of Intent contains certain anti-dilutive provisions indicating, in summary, that the then present holders of the outstanding common stock of the Company at the conclusion of the anticipated business combination transaction will own not less than four percent of the shares of the Company's common stock outstanding immediately subsequent to the consummation of the business combination transaction. Such anti-dilutive provisions shall be effective for a period of 12 months from the date of any definitive agreement that governs the business combination transaction between the Company and Target.

In accordance with the Letter of Intent, the Company is required to take all appropriate and necessary steps to permit the distribution of substantially all of the common stock of Medical Discounts Limited, Inc. (MDL), the

                                      13
-------------------------------------------------------------------------------

                          Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
                Notes to Consolidated Financial Statements
                 Years Ended December 31, 2001 and 2000

8.  Letter of Intent (continued)

Company's wholly owned subsidiary to the present holders of the outstanding common stock of the Company. Such distribution is required to be accomplished in accordance with a registration statement to be filed under the Securities Act of 1933, as amended, which will contain a form of prospectus. Prior and subsequent to such anticipated distribution, MDL will continue to conduct its present business under its present management. In connection with the intended distribution of MDL common stock, ASK is required to facilitate the purchase by the Company for $135,000 the number of shares of MDL common stock that will equal five percent of the common stock to be outstanding at the conclusion of the distribution which is anticipated to be 50,000 shares. ASK is required, per the Letter of Intent, to loan the Company $135,000 to fund this transaction.

The Company has shown MDL as a discontinued operation in the accompanying consolidated financial statements.


                                      14
-------------------------------------------------------------------------------

                          Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
               Notes to Consolidated Financial Statements
                Years Ended December 31, 2001 and 2000



8.  Letter of Intent (continued)

In addition, ASK is required to engage legal counsel for $20,000 to provide for and defray the legal fees to be incurred by MDL in connection with the preparation, filing, and processing to effectiveness of the registration statement relating to the distribution of MDL's common stock.

The Letter of Intent further provides that the presently outstanding 17,500 shares of preferred stock will be redeemed or cancelled prior to the time that a definitive agreement is entered into between the Company and Target.

9.  Subsequent Events

On January 25, 2002, the Company entered into an Agreement to acquire all of the outstanding voting common stock of Med-Tech Labs, Inc.("MSA") Such voting common stock is comprised of 7,500 shares of $1.00 par value stock.
MSA conducts its business under the name of MedServices of America.

Pursuant to the terms of the Agreement, all of the outstanding voting common stock of MSA will be exchanged for that number of shares of the Company's common stock which, when issued, will constitute 95 percent of the Company's common stock then outstanding. This transaction will be accounted for as a reverse merger, with MSA accounted for as the acquiror for financial statement purposes. This transaction closed effective April 02, 2002

Generally accepted accounting principals in the United States of America require that if a business combination is closed subsequent to year end but prior to the time that the financial statements are issued then a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the acquired entity at the acquisition date and certain other items be disclosed unless it is not practicable to do so That condensed balance sheet and certain other information are not currently available and have not been presented.

Although their financial Statements are not available, MSA has experienced several problems primarily with payments both from Medicare and from individual clients. The results of operations were severely impacted by these events which has resulted in large losses for the year ended December 31, 2001. In addition, liabilities exceed total assets as of December 31, 2001.

Management has estimated it will need approximate $3,000,000 in debt/equity financial to complete its short term business plan which include the acquisition of other existing labs. There can be no assurance that Vitallabs will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.


                                      15
-------------------------------------------------------------------------------

                           Vitallabs, Inc.
             (Formerly Known As Monogram Pictures, Inc.)
                Notes to Consolidated Financial Statements
                 Years Ended December 31, 2001 and 2000



10.  Income Taxes

There is no current or deferred tax expense for the years ended December 31, 2001 and 2000 due to the Company's loss position. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes and believes it is more likely than not, that these benefits will not be realized. The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheet is a result of the following:

                                             Year Ended December 31,
                                       ------------------------------------
                                             2001               2000
                                       ----------------   ----------------
  Net operating loss carryforwards     $      7,882,000   $      5,980,386
  Valuation allowance                        (7,882,000)        (5,980,386)
                                       ------------------------------------
     Net deferred tax asset            $              0   $              0
                                       ====================================

The Company has available net operating loss carryforwards of approximately $20,000,000 for tax purposes as of December 31, 2001 to offset future taxable income which expire through 2021. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2002 as more fully explained in Note 10 to the consolidated financial statements.

11.  Lease Commitments

The following table is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2001

           Year Ending
           December 31,
          --------------
               2002                           $  5,468
               2003                             10,935
                                              --------
                                              $ 16,403
                                              ========

Rent expense from continuing operations amounted to approximately $24,300 and $71,600 for the years ended December 31, 2001 and 2000, respectively.


                                      16
-------------------------------------------------------------------------------

                           Vitallabs, Inc.
              (Formerly Known As Monogram Pictures, Inc.)
                Notes to Consolidated Financial Statements
                 Years Ended December 31, 2001 and 2000



12.  Related Party Transactions

A related company has advanced the Company $37,008, and several stockholders have advanced the Company $31,171. These advances were provided to fund the operating expenses of the Company. The related party advances are non-interest bearing and are due on demand.

The above amounts are not necessarily indicative of the amounts that would have been incurred had comparable transactions been entered into with independent parties.

13.  Litigation

The Company has been named as a defendant in certain legal actions that arise in the ordinary course of business, the ultimate outcome of which, in the opinion of management, will not have a material impact on the consolidated financial statements.


                                      17
-------------------------------------------------------------------------------