Form 10QSB
period 2002-03-31
MONOGRAM PICTURES INC
filed 2002-05-20
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002
                                                         ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition Period from              to
                                     ------------    -------------

                           Commission File No. 0-20598

                             VITALLABS, INC.
             (exact name of registrant as specified in its charter)

         NEVADA                                                 75-2293489
 (State or other jurisdiction of                            (IRS Employer
 incorporation organization)                                Identification
No.)

         1375 South Fort Harrison Avenue, Clearwater, Florida 33756
         -------------------------------------------------------------
          (Address of principle executive offices, including zip code)

                                  727-461-3200
                                -----------------
              (Registrant's telephone number, including area code)

                             Monogram Pictures, Inc.
                    -----------------------------------------
                                 (Former name)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of May 18, 2002 80,056,360

                             VITALLABS, INC.
                    FORM 10-QSB, QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheets as of March 31, 2002                            1
Consolidated Statements of Operations for the
 Three Months Ended March 31, 2002.and 2001                                 2
Consolidated Statements of Cash Flows
 for the Three Months Ended March 31, 2002.and 2001                         3
Notes to Interim Consolidated Financial Statements                          4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis                               5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................  ..... 6
Item 2 - Changes in Securities............................................. 6
Item 3 - Defaults Upon Senior Securities................................... 6
Item 4 - Submission of Matters to a Vote of Security Holders............... 6
Item 5 - Other Information................................................. 6
Item 6 - Exhibits and Reports on Form 8-K.................................. 6
 Signatures................................................................ 6





PART I

Item 1.  Financial Statements.

                             VITALLABS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 2002 (Unaudited)
Assets
Current assets:
  Cash                                                    $          0

Property and equipment, net of accumulated depreciation           2,790

Other assets                                                        163
                                                          -------------

                                                          $       2,953
                                                          =============


Liabilities and Stockholders' Deficit
Current liabilities:
  Cash Over Draft                                         $         527
  Note payable                                                   34,061
  Accounts payable and accrued expenses                         139,136
  Due to related parties                                         38,508
  Net liabilities of discontinued operations,
    Including related party payable of $39,131                   60,667
                                                          -------------
Total current liabilities                                       272,899
                                                          -------------

Common stock payable                                             58,700
                                                          -------------

Stockholders' deficit:
  Preferred stock; $.01 par value; 5,000,000 shares
     authorized; 17,500 shares issued and outstanding               175
  Common stock; $.001 par value; 100,000,000 shares
     authorized; 17,145,286 shares issued and
     outstanding                                                 17,145
  Additional Paid In Capital                                 22,689,467
  Accumulated deficit                                       (23,035,433)
                                                          -------------
Total stockholders' deficit                                    (328,646)
                                                          -------------

                                                          $       2,953
                                                          =============

See notes to condensed financial statements.

-------------------------------------------------------------------------------

                                Vitallabs, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)


                                               Three Months      Three Months
                                                  Ended             Ended
                                             March 31, 2002    March 31, 2001
                                              --------------    -------------
-
Revenues                                     $           0     $           0

General and administrative expenses                89,735            185,483
                                            ---------------   ---------------
Net loss from continuing operations               (89,735)          (185,483)
                                            ---------------   ---------------

Discontinued operations:
  Loss from operations of Medical
    Discount Limited, Inc. discontinued
    segment                                       (32,335)            -
  Loss from operations of General
    Personnel Management, Inc.
    discontinued segment                                           (20,302)
                                            ---------------   ---------------
Total discontinued operations                     (32,335)         (20,302)
                                            ---------------   ---------------

Net loss                                    $    (122,070)   $    (205,785 )
                                            ===============   ===============

Basic loss per share:
  Loss from continuing operations           $       (.01)    $       (.08)
  Loss from operations of Medical
    Discount Limited, Inc. discontinued
    segment                                         (.00)
  Loss from operations of General
    Personnel Management, Inc.
    discontinued segment                                             (.01)
                                            ---------------   ---------------
  Basic Net Loss Per Share                  $       (.01)    $       (.09)
                                            ===============   ===============

Weighted average number of common shares
  used in basic loss per share calculations    17,100,842        2,355,089
                                            ===============   ===============

See notes to condensed financial statements.



                                Vitallabs, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Unaudited)
                                               Three Months      Three Months
                                                   Ended             Ended
                                             March 31, 2002    March 31, 2001
                                              --------------    -------------
-
Cash Flows From Operating Activities
   Net Loss                                    $ (122,070)       $  (205,785)
   Adjustments to Reconcile Net
    Loss to Net Cash Flows Used in
    Operating Activities
      Common Stock Issued for Services             80,000            110,000
      Depreciation                                    219             14,164
   Changes in Assets and Liabilities
     Decrease in Prepaid Expenses                      0               4,764
     Increase in Accounts
       Payable and Accrued Liabilities              7,881             11,362
     Increase in Net Liabilities of
       Discontinued Operations                     30,885                0
                                                -----------       -----------
   Total Adjustments                              118,985            140,290
                                                -----------       -----------
Net Cash Flows Used In Operating Activities        (3,085)           (65,495)

Cash Flows From Financing Activities
   Advances From Related Party                      1,500                0
   Proceeds from sale of securities                 1,000                0
                                                 -----------       ----------
-

Net Cash Flows Provided By Financing
Activities                                          2,500                0
                                                -----------       -----------

Decrease in Cash                                     (585)           (65,495)
Cash Beginning of Period                               58             65,588
                                                -----------       -----------
Cash End of Period                              $     (527)        $       93
                                                ===========       ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                     $         0       $         0
                                                ===========       ===========
   Income taxes                                 $         0       $         0
                                                ===========       ===========

Supplemental Schedule of Noncash
  Investing and Financing Activities:
      Issuance of Common Stock for
       Services Rendered                            80,000        $   110,000
                                                ===========       ===========

See notes to condensed financial statements.


                                VITALLABS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2002 (unaudited)

NOTE 1.  Statement of Information Furnished

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002, and the consolidated results of operations and cash flows for the three months ended March 31, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 2001 Annual Report on Form 10-KSB. Results for the three months ended March 31, 2002 are not indicative of the results expected for the year ended December 31, 2002.

Certain information and footnote disclosure normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying consolidated financial statements be read in conjunction with the accompanying consolidated financial statements and notes thereto incorporated by reference in the Company's 2001 Annual Report on Form 10-KSB.

NOTE 2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant loses from operations for the last 2 years, had negative working capital of approximately $273,000 at March 31, 2002 and its liabilities exceed its assets by approximately $329,000 at March 31, 2002.
In addition, as more fully described in the Form 10KSB dated December 31, 2001, the company subsequent to year end had acquired another company which is experiencing financial difficulties. These factors and others raise substantial doubt about its ability to continue as a going concern. New management is currently looking in to raising additional funds for the Company by means of a private placement of some of the Company's equity securities although no assurance can be given regarding how successful that private placement may be. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3.  Recent Events

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

Pursuant to the terms of the Agreement, all of the outstanding voting common stock of MSA will be exchanged for that number of shares of the Company's common stock which, when issued, will constitute 95 percent of the Company's common stock then outstanding. This transaction will be accounted for as a reverse merger, with MSA accounted for as the acquiror for financial statement purposes. This transaction closed effective April 05, 2002

Generally accepted accounting principals in the United States of America require that if a business combination is closed subsequent to the balance sheet date but prior to the time that the financial statements are issued then a condensed balance sheet disclosing the amount assigned to each major asset and liability caption of the acquired entity at the acquisition date and certain other items be disclosed unless it is not practicable to do so That condensed balance sheet and certain other information are not currently available and have not been presented.

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

RESULTS OF OPERATIONS

REVENUES.
Vitallabs did not generate any revenue for the periods ended March 31, 2002 and 2001. The Company's subsidiaries, have been reported in its financial statements as discontinued segments.

Vitallabs has disclosed on its annually report on form 10KSB its contractually obligated to distribute 95% of the common stock of MDL to its stockholder. Therefore, Vitallabs has shown MDL's operations as a discontinued segment. Net sales of MDL for the period March 31, 2002 was $6,296. Net sales for GPM for the period March 31, 2001 was $453,259, there was no revenue for the period ended March 31, 2002. These amounts are included in loss on operations of discontinued segments in the accompanying consolidated statements of operations. As a result of this contractual obligation goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements. The loss for the period is $32,335.


GENERAL AND ADMINISTRATIVE EXPENSES.
General and Administrative costs decreased from $185,483 in 2001 to $89,735 or a 52% decrease. The decrease was due to a reduction in stock issued for services and the market value for the company's common stock. Vitallabs continues to issue common stock and options for services rendered, which contributed to loss from operation during 2002 of $89,735 and 185,483 during 2001, a decrease of $95,748, or 52%. The services rendered are primarily attributable to costs associated with business development of advertising and marketing programs, public relations, and legal and accounting services, resulting from Company's attempt to inquire into the possible acquisition or merger with other similar lines of business.


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

Net cash flows used by operating activities during 2002 was $(3,085) consisting primarily of net loss adjusted for noncash items such as stock issued for services. Net cash flows used by operating activities for 2001 were $(65,495).

Net cash flows provided by financing activities were $2,500 during 2002 primarily representing proceeds from the issuance of notes payable and common stock. Vitallabs's future funding requirements will depend on numerous factors, some of which are beyond the Company's control.

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


PART II

ITEM 1.  LEGAL PROCEEDINGS.
MSA is a defendant in actions for collection brought by four vendors seeking recovery of an aggregate amount of less than $100,000. Management believes that an adverse outcome in one or more of these suits would not have a material adverse effect on the business and prospects of MSA. MSA may be involved in various claims and legal actions arising in the ordinary course of business. These matters may include, but are not limited to, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties.

ITEM 2.  CHANGES IN SECURITIES.
For the three months ended March 31, 2002, the Company issued 2,000,000 shares of its common stock at $0.04 per share, or $80,000 for consulting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
Shareholders representing 54,000,000 shares or 67% of the Company's voting stock approved an Amendment to the Articles of Incorporation to reflect its corporate name change from Monogram Pictures, Inc. to Vitallabs, Inc.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - None

(b) Reports on Form 8-K.
(1) On February 15, 2002, Vitallabs, Inc. filed on Form 8k to announce it had entered into an "Agreement Providing for the Exchange of Capital Stock" (the "Agreement") pursuant to which it will acquire all of the outstanding voting common stock (the only series of equity securities outstanding) of a Florida corporation known as Med-Tech Labs, Inc.

(2) On March 8, 2002, Vitallabs, Inc. filed on Form 8k to announce on March 7th, 2002 an Internet Live Chat occurred with the new Chairman of the Board of Monogram Pictures, Inc. A press statement was released March 5th, 2002 announcing the chat, which was open to the general public at no charge on the Internet.

(3) On March 14, 2002, Vitallabs, Inc. filed on Form 8k to announce the decision to dismiss Clancy and Co., P.L.L.C. was made by the Board of Directors. Clancy and Co., P.L.L.C. desired to resign. Monogram's new management wished to retain Pender Newkirk and Co. CPA's as its auditors both for geographic reasons and Pender's recent accounting experience with Monogram's pending acquisition of Med-Tech Laboratories, Inc. d/b/a/ Med Services of America.

(4) On March 20, 2002, Vitallabs, Inc. filed an amendment to the previously filed 8K on March 14, 2002 with both auditors' confirmation letters attached.

                                   SIGNATURES
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VITALLABS, INC.


                                       By:  /s/ Thomas W. Kearney
                                      -------------------------------
Date: May 20, 2002                              Thomas W. Kearney
                                        Chief Audit and Financial Officer
                                       (Principal financial and
                                            accounting officer)


                                       By:  /s/ Edwin B. Salmon, Jr.
                                      --------------------------------
Date: May 20, 2002                              Edwin B. Salmon, Jr.
                                        Chief Executive Officer
                                        Principal executive officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.