Form 10QSB
period 2002-06-30
MONOGRAM PICTURES INC
filed 2002-08-22
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended June 30, 2002
                                                         ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares of the registrant's common stock, $0.001 par value, as of August 21, 2002 9,738,169

                             VITALLABS, INC.
                    FORM 10-QSB, QUARTER ENDED JUNE 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheet as of June 30, 2002                            1
Consolidated Statements of Operations for the
 Three and Six Months Ended June 30, 2002 and 2001                        2
Consolidated Statements of Cash Flows
 for the Six Months Ended June 30, 2002 and 2001                          3
Notes to Interim Consolidated Financial Statements                        4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis                             5

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................... 6
Item 2 - Changes in Securities........................................... 6
Item 3 - Defaults Upon Senior Securities................................. 6
Item 4 - Submission of Matters to a Vote of Security Holders............. 6
Item 5 - Other Information............................................... 6
Item 6 - Exhibits and Reports on Form 8-K................................ 6
 Signatures.............................................................. 6

PART I

Item 1.  Financial Statements.

               Consolidated Financial Statements
                       Vitallabs, Inc.
               (d/b/a Med Services of America)

     As of June 30, 2002 (Unaudited) and for the Three and
      Six Months Ended June 30, 2002 and 2001 (Unaudited)

                                 Vitallabs, Inc.

                       (d/b/a Med Services of America)
                         Consolidated Balance Sheet
                          June 30, 2002 (Unaudited)

Assets
Current assets:
  Accounts receivable, net of allowance for doubtful accounts and
    contractual allowance                                                 $  1,946,491
  Receivables from related parties                                              95,902
  Inventory                                                                     96,371
  Prepaid expenses                                                              99,367
                                                                          -------------
Total current assets                                                         2,238,131

Property and equipment, net of accumulated depreciation                        906,789

Other assets                                                                   163,192
                                                                          -------------
                                                                          $  3,308,112
                                                                          =============

Liabilities and Stockholders' Deficit
Current liabilities:
  Cash overdraft                                                          $     38,749
  Accounts payable                                                           1,855,102
  Accrued expenses                                                             579,854
  Current portion of accrued payroll liabilities                               594,306
  Factor payable                                                               234,158
  Related Party payables                                                       109,469
  Current portion of notes payable                                           1,827,693
  Current portion of capital lease obligation                                   89,153
  Liabilities of discontinued operations, including related party
    payable of $11,015                                                          71,911
                                                                          -------------

Total current liabilities                                                    5,400,395
                                                                          -------------


Long-term liabilities:
  Accrued payroll liabilities-net of current portion                          570,608
  Capital lease obligation, net of current portion                            138,831
  Notes payable, net of current portion                                       301,000
                                                                          -------------
Total long-term liabilities                                                 1,010,439
                                                                          -------------

Stockholders' deficit:
  Preferred stock; $.01 par value; 5,000,000 shares authorized;
    17,500 shares issued and outstanding                                          175
  Common stock; $.001 par value; 100,000,000 shares authorized;
    5,514,195 shares issued and outstanding                                     5,514
  Additional paid-in capital                                                  737,556
  Accumulated deficit                                                      (3,297,715)
                                                                          -------------
                                                                           (2,554,470)
  Deferred compensation                                                      (548,252)
                                                                          -------------
 Total stockholders' deficit                                               (3,102,722)
                                                                          -------------

                                                                         $  3,308,112
                                                                          =============

The accompanying notes are an integral part of the consolidated financial statements.  1

                                  Vitallabs, Inc.

                        (d/b/a Med Services of America)
                      Consolidated Statements of Operations



                                           Three Months Ended           Six Months Ended
                                                June 30,                   June 30,
                                            2002         2001         2002         2001
                                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                      ------------  ------------  ------------  -----------
Revenues                             $  1,389,863  $  3,494,802  $  2,827,264  $ 7,046,125

Cost of revenues                          923,473     1,972,325     1,529,207    4,074,751
                                      ------------  ------------  ------------  -----------
Gross profit                              466,390     1,522,477     1,298,057    2,971,374

General and administrative expenses     1,516,882     1,574,777     2,895,340    3,288,998

Interest expense                           90,958        82,825       116,496      157,026
                                      ------------  ------------  ------------  -----------

Net loss from continuing operations    (1,141,450)     (135,125)   (1,713,779)    (474,650)

Discontinued operations:
  Loss from operations of Medical
    Discount Limited, Inc.'s
    discontinued segment                  (13,963)                    (13,963)
                                      ------------  ------------  ------------  -----------

Net loss                            $  (1,155,413)  $  (135,125)  $(1,727,742)   $(474,650)
                                      ============  ============  ============  ===========


Basic loss per share:
  Loss from continuing operations        $(.24)         $(.04)         $(.37)       $(.13)
  Loss from operations of Medical
    Discount Limited, Inc.'s
    discontinued segment                  (.00)          (.00)          (.00)        (.00)
                                      ------------  ------------  ------------  -----------
  Basic net loss per share               $(.24)         $(.04)         $(.37)       $(.13)
                                      ============  ============  ============  ===========

Weighted average number of common
  shares used in basic loss per share
  calculations                          4,779,475     3,726,313     4,658,085    3,696,720
                                      ============  ============  ============  ===========


The accompanying notes are an integral part of the consolidated financial
statements.     2



                                          Vitallabs, Inc.

                              (d/b/a Med Services of America)
                     Consolidated Statement of Changes in Stockholders' Deficit
                      For the Six Months Ended June 30, 2002 (Unaudited)





                                                     Preferred Stock        Common Stock
                                                  Shares      Amount      Shares     Amount
                                                --------------------  ---------------------
Balance, December 31, 2001                         0        $  0        6,375  $  6,375
Acquisition of company                          17,500       175    4,537,960     4,537

Recapitalization of equity                                             (6,375)   (6,375)

Common stock issued for services                                      340,940       341

Common stock issued in settlement of
  stock payable                                                        17,647        18

Common stock issued for future services                               617,648       618

Net loss for the period
                                               ---------  -------  -----------  --------
Balance, June 30, 2002                          17,500    $  175    5,514,195   $  5,514
                                                =========  ========  ===========  =========

The accompanying notes are an integral part of the consolidated financial statements.

       Additional
       Paid-In        Accumulated    Treasury    Deferred
       Capital        Deficit        Stock       Compensation        Total
-----------------------------------------------------------------------------
      $  248,019    $  (1,569,973)  $ (10,000)                  $  (1,325,579)
      22,702,302      (23,035,433)                                   (328,419)

     (23,039,058)      23,035,433      10,000

         219,977                                                      220,318


          58,682                                                       58,700

         547,634                                   $ (548,252)

                       (1,727,742)                                 (1,727,742)
-----------------------------------------------------------------------------
      $  737,556    $  (3,297,715)    $  0        $  (548,252)  $  (3,102,722)
===============================================================================

                               Vitallabs, Inc.

                    (d/b/a Med Services of America)
                 Consolidated Statement of Cash Flows

                                                                   Six Months Ended
                                                                      June 30,
                                                            ---------------------------
                                                                  2002         2001
                                                             (Unaudited)    (Unaudited)
                                                            ---------------------------
Operating activities
  Net loss                                                 $  (1,727,742)  $  (474,649)
                                                            ---------------------------
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                              145,790       147,578
      Common stock issued for services                           220,318        53,671
      Loss on sale of equipment                                    5,918
      (Increase) decrease in:
        Accounts receivable                                      735,547    (1,340,361)
        Inventory                                                122,519        (3,815)
        Prepaid assets                                           (78,097)      (61,538)
        Other assets                                             (70,315)      (53,914)
      Increase (decrease) in:
        Accounts payable                                         536,605       661,731
        Accrued liabilities                                      (17,313)      344,178
        Net liabilities of discontinued operations                11,244
                                                             -------------  ------------
  Total adjustments                                            1,612,216      (252,470)
                                                             -------------  ------------
  Net cash flows used by operating activities                   (115,526)     (727,119)
                                                             -------------  ------------

Investing activities
  Acquisition of property and equipment                           (3,581)     (129,966)
  Proceeds from sale of equipment                                  6,226
  Net advances to related parties                                (28,894)
                                                             -------------  ------------
  Net cash used by investing activities                          (26,249)     (129,966)
                                                             -------------  ------------

Financing activities
  Increase in cash overdraft                                      26,492
  Net proceeds on line of credit                                  38,000
  Proceeds from notes payable                                    111,699       598,000
  Payment on notes payable and capital leases                   (358,303)      (43,194)
  Net advances, from related parties                              70,961       141,323
  Increase in payable, factor                                    234,158
                                                             -------------  ------------

  Net cash flows provided by financing activities                123,007       696,129
                                                             -------------  ------------

Net decrease in cash                                             (18,768)     (160,956)

Cash at beginning of period                                       18,768       161,626
                                                             -------------  ------------

Cash at end of period                                            $  0           $  670
                                                             =============  ============

The accompanying notes are an integral part of the consolidated financial statements.  4

                             Vitallabs, Inc.

                  (d/b/a Med Services of America)
                Consolidated Statement of Cash Flows

                                                              Six Months Ended
                                                                  June 30,
                                                      -----------------------------
                                                               2002        2001
                                                          (Unaudited)    (Unaudited)
Supplemental disclosures of cash flow information
  and noncash investing and financing activities:
    Cash paid for interest during the period            $  104,479      $  117,586
                                                     ==============================



    During the six months ended June 30, 2002, the Company acquired all of the common stock of MedTech Labs, Inc. For accounting purposes, the acquisition has been treated as an acquisition of the Company by MedTech Labs, Inc., and as a recapitalization of MedTech Labs, Inc. The historical financial statements prior to April 5, 2002 are those of MedTech Labs, Inc.

    The Company issued 17,647 shares of common stock in satisfaction of a stock payable for $58,700.

    The Company entered into agreements with consultants to provide investment services to the Company. The Company issued 617,648 shares of common stock as deferred compensation.

See notes to condensed financial statements.

                                         Vitallabs, Inc.
               (d/b/a Med Services of America)
         Notes to Consolidated Financial Statements
    As of June 30, 2002 (Unaudited) and for the Three and
   Six Months Ended June 30, 2002 and 2001 (Unaudited)


1.  Background Information, Reorganization, and Basis of Presentation

Med-Tech, Inc. (the "Company") was incorporated in the state of Florida on January 6, 2000 and provides diagnostic medical testing services to physician practices in central and southwest Florida under the name of Med Services of America. The Company's operations employ approximately 150 people who either work out of the laboratory facility located in Clearwater, Florida, or work out of 1 of the 22 draw stations servicing the west coast of Florida.

Monogram Pictures, Inc. was incorporated in the state of Nevada in 1989.
This entity owns 100 percent of Medical Discounts Limited, Inc., a Florida Corporation engaged in providing medical and related services on a membership basis. In November 2001, Monogram Pictures, Inc. entered into a plan to distribute substantially all of the common stock of Medical Discounts Limited, Inc. to the then holders of the outstanding stock of Monogram Pictures, Inc.

On April 5, 2002, the stockholders of the Company exchanged all of their shares of stock for a controlling interest in the stock of Monogram Pictures, Inc. As such, these stockholders gained control of Monogram Pictures, Inc. in a business combination, which is accounted for as a reorganization of the Company. As a result of this reorganization, the Company changed its name to Vitallabs, Inc.

All references in the accompanying consolidated financial statements to the number of common shares and per share amounts for 2002 and 2001 have been restated to reflect the above transaction as if it occurred on the first day of each period presented.

The accompanying consolidated financial statements present the results of operations of Med-Tech, Inc. for the three and six months ended June 30, 2002 and 2001. The activities of Monogram, Pictures, Inc. have been included for the period April 5, 2002 (date of acquisition) through June 30, 2002. All intercompany balances have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six months ended June 30, 2002 and 2001, (b) the financial position at June 30, 2002, and (c) cash flows for the three and six months ended June 30, 2002 and 2001, have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of those to be expected for the entire year.


2.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations for the last two years, had negative working capital of approximately $3,162,000 at June 30, 2002, and its liabilities exceed its assets by approximately $3,103,000 at June 30, 2002. These factors and others raise substantial doubt about the Company's ability to continue as a going concern. New management is currently looking into raising additional funds for the Company by means of a private placement of some of the Company's equity securities and long term borrowings, although no assurance can be given regarding how successful these efforts may be. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


3.  Significant Accounting Policies

The significant accounting policies followed are:

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, a contractual allowance and an allowance for doubtful accounts of approximately $983,000 is considered necessary at June 30, 2002.

  Inventory is stated at the lower of cost (first-in, first-out) or market.

  Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from five to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

                         Vitallabs, Inc.
               (d/b/a Med Services of America)
          Notes to Consolidated Financial Statements
     As of June 30, 2002 (Unaudited) and for the Three and
       Six Months Ended June 30, 2002 and 2001 (Unaudited)



3.  Significant Accounting Policies (continued)

  Included in other assets on the accompanying consolidated balance sheet is an intangible asset in the amount of $43,750, net of accumulated amortization of $166,250. This intangible asset consists of a non-compete agreement recorded at cost and is being amortized on a straight-line basis over its life of two years. The amount of amortization charged to expense for the three and six months ended June 30, 2002 and 2001 amounted to $26,250 and $52,500 respectively.

  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date.

  The Company generally recognizes revenue for services rendered upon the completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues, net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on the final settlement with the third-party payers, are recorded upon settlement.

  Advertising costs are charged to operations when incurred. Advertising expense for the three and six months ended June 30, 2002 amounted to $12,934 and $30,924, respectively. For the three and six months ended June 30, 2001, advertising expense amounted to $0 and $409, respectively.

  The Company follows Statement of Financial Accounting Standards Board No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In performing the review of recoverability, the Company estimates the future undiscounted cash flows that are expected to result from the use of the assets and their eventual disposition. Because events and circumstances frequently do not occur as expected, there will usually be differences between the estimated and actual future undiscounted cash flows, and these differences may be material. If an asset is determined to be impaired, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flow analysis. During the periods presented, the Company determined that its long-lived assets were not impaired.

                      Vitallabs, Inc.
             (d/b/a Med Services of America)
          Notes to Consolidated Financial Statements
  As of June 30, 2002 (Unaudited) and for the Three and
    Six Months Ended June 30, 2002 and 2001 (Unaudited)



3.  Significant Accounting Policies (continued)

  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable, notes payable, and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values, or they are receivable or payable on demand.

  Loss per share is based on the weighted average number of common shares outstanding. All loss per share amounts in the consolidated financial statements are basic loss per share, as defined by SFAS No. 128, "Earnings Per Share." Potential securities were not considered in the calculation since their effect would be anti-dilutive. All per share information has been adjusted retroactively to reflect stock splits.

  The Company issues stock in lieu of cash for certain transactions. Generally, the fair value of the stock, based on comparable cash purchases, is used to value the transactions.



  9


                       Vitallabs, Inc.
             (d/b/a Med Services of America)
         Notes to Consolidated Financial Statements
  As of June 30, 2002 (Unaudited) and for the Three and
   Six Months Ended June 30, 2002 and 2001 (Unaudited)



4.  Inventory

Inventory consists of lab supplies that totaled approximately $96,370 at June 30, 2002. Substantially all of the Company's inventory is pledged as collateral on the stockholder note and bank loans as of June 30, 2002.


5.  Property and Equipment

Property and equipment consist of:

  Office furniture and fixtures                        $  69,001
  Computer and telephone equipment                       536,525
  Transportation equipment                               113,850
  Software                                               247,516
  Laboratory equipment                                   397,547
  Leasehold improvements                                   3,450
                                                       1,367,889
  Less accumulated depreciation                          461,100
                                                      $  906,789

Substantially all of the Company's property and equipment are pledged as collateral on the stockholder note and bank loans at June 30, 2002.


6.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of:

Convertible debt; interest ranging from 10.0% to 14.0%;
  principal and accrued interest to be paid utilizing the
  Company's common stock; payment date of principal
  and interest shall be the 10th day during which the
  Company's common stock is traded with any
  NASDAQ listing system or upon a registered
  Exchange                                                     $ 301,000
Notes payable to stockholders; interest at 9.5% to 10%
  payable monthly; principal due on demand; unsecured;
  $75,000 subordinated to the bank line of credit                  187,931
Notes payable to stockholders; interest at 16.0%;
  payable monthly; principal due June 30, 2002;
  unsecured; subordinated to the bank line of credit             250,000
Notes payable to stockholder; interest at 16.0%; interest
  payable monthly; principal due December 2002;
  unsecured; $782,118 is subordinated to the bank
  line of credit                                                 814,618
Note payable, bank; interest at prime plus .25%; payable
  monthly; principal due on demand; secured by all
  business assets                                                 62,892
Note payable; interest at 16.0%; principal and interest
  are past due; unsecured                                         29,276
Line of credit facility ($350,000 maximum); interest at
  prime; principal due on demand; secured by all
  business assets including equipment and
  non-Medicaid receivables; personally guaranteed by
  three of the Company's stockholders                            350,000
Note payable to affiliated company; interest at 16.0%;
  payable monthly; principal due December 2002;
  unsecured; subordinated to the bank line of credit              98,915
Notes payable to former stockholders; interest at 10.0%;
  principal and interest past due; secured by assets of
  Monogram Pictures, Inc. as of June 25, 2001                     34,061
                                                              -----------
                                                               2,128,693
Less amounts currently due                                     1,827,693
                                                              -----------
                                                              $  301,000
                                                              ===========

The amounts reflected as non-current debt are to be paid in common stock of the Company.

                      Vitallabs, Inc.
             (d/b/a Med Services of America)
      Notes to Consolidated Financial Statements
  As of June 30, 2002 (Unaudited) and for the Three and
   Six Months Ended June 30, 2002 and 2001 (Unaudited)



7.  Obligations Due Under Factoring Agreement

During the period ended June 30, 2002, the Company utilized the services of a factoring company. Accounts receivable are factored with full recourse for unpaid invoices in excess of 120 days. During the period ended June 30, 2002, the Company factored receivables of approximately $1,335,000. As of June 30, 2002, accounts receivable totaling $364,655 were pledged as collateral to the factoring company on factored receivables that had not been collected. In connection with the factoring agreement, the Company incurred fees of $22,111 during the three and six months ended June 30, 2002.


8.  Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial remaining noncancelable lease term in excess of one year as of June 30, 2002:

                Period Ending
                   June 30,
               ---------------
                    2003                          $  241,937
                    2004                              48,511
                    2005                               8,443
                    2006                               1,068
                                                  -----------
                                                  $  299,959
                                                  ===========

The Company also rents equipment under operating leases with lease terms of less than one year.

Rent expense amounted to $90,507 and $202,084 for the three and six months ended June 30, 2002, respectively. Rent expense amounted to $88,989 and $195,440 for the three and six months ended June 30, 2001, respectively.


9.	Obligations Under Capital Leases

The Company has capitalized certain rental obligations under leases of equipment. The obligations, which mature in 2005, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the periods presented. Future minimum lease payments under capital leases are:

Period Ending
     June 30,
---------------
      2003                                      $  130,030
      2004                                          91,930
      2005                                          68,554
                                                -----------
Total minimum lease payments                       290,514
Less amount representing interest                   62,530
                                                -----------
Present value of net minimum lease payments        227,984
Less current portion                                89,153
                                                -----------
                                                $  138,831
                                                ===========

10.  Stock Option Plan

The Company maintains a qualified stock option plan. Under the terms of the plan, the Company has reserved 58,823 shares of common stock for future grants.

Under the stock option plan, the Company may grant incentive stock options to certain officers, employees, and directors. The options expire two years from the date of grant. Vesting occurs after 12 months of service.

                         Vitallabs, Inc.
                (d/b/a Med Services of America)
           Notes to Consolidated Financial Statements
  As of June 30, 2002 (Unaudited) and for the Three and
    Six Months Ended June 30, 2002 and 2001 (Unaudited)



10.  Stock Option Plan (continued)

The following table summarizes information about the qualified stock options outstanding at June 30, 2002:

                                     Weighted
                                      Average       Weighted         Weighted
                                    Remaining        Average          Average
    Exercise       Number    Contractual  Exercise    Number         Exercise
     Price      Outstanding  Life (Years)  Price    Exercisable        Price
  -----------  ------------  ------------  ------   -----------     ---------
    $.001         23,529        .8       $.01        23,529           $.01

Transactions under various qualified stock option plans for 2002 are summarized as follows:

                                                     Weighted
                                                     Average
                                                     Exercise
                                          Options     Price
                                          --------------------
  Outstanding at December 31, 2001         23,529     $.01
  Granted                                     0        .00
  Exercised                                   0        .00
  Cancelled                                   0        .00
                                          --------------------
  Outstanding at June 30, 2002             23,529     $.01
                                          ====================
  Options exercisable at June 30, 2002     23,529     $.01
                                          ====================
The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model with the following assumptions:

  Dividend yield                                   0.00%
  Expected volatility                            135.70%
  Risk-free interest rate                          4.23%
  Expected life/years                              2.00
  Weighted average fair value of options granted   $.03

                      Vitallabs, Inc.
             (d/b/a Med Services of America)
       Notes to Consolidated Financial Statements
   As of June 30, 2002 (Unaudited) and for the Three and
    Six Months Ended June 30, 2002 and 2001 (Unaudited)



11.	Retirement Plan

The Company has a 401(k) retirement plan that covers substantially all of its full-time employees. A participant can contribute an amount up to 12 percent of their annual compensation. The Company can make matching contributions equal to 25 percent of the participant's contributions up to a maximum contribution of four percent of the annual compensation of the participant. Contributions to the 401(k) plan are made at the discretion of the Board of Directors of the Company.


12.	Payroll Taxes

At June 30, 2002 the Company is delinquent on approximately $630,000 of payroll taxes. In addition the Internal Revenue Service has assessed approximately $307,000 of penalties and $48,000 of back interest on the payroll taxes. The Company entered into an installment agreement with the Internal Revenue Service to pay back the taxes over the next three years. The Company made payments of $143,000 during the quarter ended June 30, 2002. The remaining portion of the agreement calls for payments of $14,000 per month, which is to be applied against the taxes, and interest. In addition the Company must make an interim payment of $250,000 on November 25, 2002. Full payments of the tax and all accruals is to be completed by April 5, 2005 and the Company must be current on all filings and payment requirements. The Internal Revenue service has attached a Federal Tax Lien against all assets of the Company for a portion of the unpaid taxes. As of June 30, 2002 the Company is in compliance with the terms of the installment agreement.

At June 30, 2002 accrued current and delinquent payroll liabilities are as follows:

Accrued payroll liabilities                        $ 1,164,914
Less current portion                                   594,306
                                                   ------------
Long term portion of accrued Payroll liabilities   $   570,608
                                                   ============

13.  Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against future years taxable income totaled approximately $2,855,000 at June 30, 2002. These operating loss carryforwards expire in 2021 and give rise to a deferred tax asset of approximately $1,122,000 at June 30, 2002. Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

                       Vitallabs, Inc.
              (d/b/a Med Services of America)
          Notes to Consolidated Financial Statements
    As of June 30, 2002 (Unaudited) and for the Three and
     Six Months Ended June 30, 2002 and 2001 (Unaudited)



14.  Related Party

Included in receivables from related parties at June 30, 2002 are advances to certain stockholders/officers and a company owned by a stockholder of approximately $74,000. These advances contain no specific repayment terms and are unsecured.

Included in related payables at June 30, 2002 are advances totaling $94,470 from a company controlled by four stockholders. These advances contain no specific repayment terms and are unsecured.

In addition, four stockholders own the building and property housing the corporate offices and main laboratory, and are renting the premises to the Company under an operating lease with a ten-year term for $10,000 per month.

Rent expense amounted to $199,346 for the six months ended June 30, 2002.

The above amounts and terms are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

15.  Subsequent events
Subsequent to June 30, 2002, the company issued 4,223,974 shares of its common stock in connection with the acquisition discussed in Note 1

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

RESULTS OF OPERATIONS

REVENUES.
Vitallabs generated revenues of 2,827,264 for the six month period ended June 30, 2002, as compared to 7,046,125 for the six month period ended June 30, 2001, a decrease of 4,218,861. The decease is primarily due to the company's decision to discontinue its services to approx 300 nursing homes which the company determined not to be profitable

COST OF SALES
Cost of revenue decreased from 4,074,751 to 1,529,207 or a 62% decrease for the six months ended June 30, 2002. The Company, as discussed in "Liquidity and Capital Resources" discontinued providing services to nursing homes which is the primary reason for the decrease.


GENERAL AND ADMINISTRATIVE EXPENSES.
General and Administrative costs decreased from $3,288,998 in 2001 to $2,895,340 or a 12% decrease. The decrease was due to an increase in stock issued for services and the market value for the company's common stock. Vitallabs continues to issue common stock for services rendered, which contributed to loss from operation during 2002 of $220,318 and 53,671 during 2001, an increase of $166,647, or 310%. The services rendered are primarily attributable to costs associated with business development of advertising and marketing programs, public relations, and legal and accounting services, resulting from Company's attempt to inquire into the possible acquisition or merger with other similar lines of business.

Vitallabs has disclosed on its annual report on form 10KSB its contractually obligated to distribute 95% of the common stock of MDL to its stockholder. Therefore, Vitallabs has shown MDL's operations as a discontinued segment. The net loss of MDL for the six month period June 30, 2002 was $13,963. This amount is included in loss on operations of discontinued segments in the accompanying consolidated statements of operations. As a result of this contractual obligation goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The Financial Statements of Med Tech Labs, Inc. for the years ended December 31, 2000 and 2001 are currently being audited by Vitallab's outside auditor and will be filed on form 8k once completed. Unaudited revenue for the year ended December 31, 2000 was $9,614,014. In January of 2001, Med Tech Labs, Inc. began providing services to the Nursing Home Industry. Med Tech Labs, Inc. experienced several problems with these services primarily with payment both from Medicare and from the individual homes. Med Tech Labs, Inc. terminated its relationship with these homes on July 13, 2001. The results of operation were severely impacted by these events. Revenues unaudited for the year ended December 31, 2001 was $10,929,423. The net loss for the year ended December 31, 2001 was $1,555,621 due to a write off of accounts receivable and other charge offs. Total unaudited assets were $4,197,104 liabilities unaudited were $5,522,682 and total stockholders deficit unaudited $1,325,579 for the year ended December 31, 2001. Management has estimated that it needs approximately $3,000,000 in debt/equity financial to complete its short term business plan, which includes the acquisition of other existing labs. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. There can be no guarantee that Vitallabs will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions. However, recently the company has obtained commitments from various sources to provide the company approx $1,900,000 in debt/equity financing. There can be no assurance that these or additional funds will be available, or, if available, that they can be obtained on terms satisfactory to Management.

Net cash flows used by operating activities during 2002 was $(115,526) consisting primarily of net loss adjusted for noncash items such as stock issued for services and changes in accounts receivable, accounts payable and other accrued liabilities. Net cash flows used by operating activities for 2001 were $(727,119).

Net cash flows provided by financing activities were $123,007 during 2002 primarily representing proceeds from the issuance of notes payable, a reduction in capital leases and notes payable of 358,303. The company factor's its accounts receivable which had a net of 234,158 for the six months ended June 30, 2002. Vitallabs's future funding requirements will depend on numerous factors, some of which are beyond the Company's control.

The following information regarding Med Tech Labs, Inc. is unaudited. At December 31, 2000 total assets unaudited were $3,309,132, total liabilities unaudited were $3,122,761 and total stockholders' equity was $186,372, unaudited. At December 31, 2001, total assets were $4,197,104 liabilities were $5,522,683 and total stockholders deficit $1,325,579, unaudited. Management has estimated that it needs approximately $3,000,000 in debt/equity financial to complete its short term business plan, which includes the acquisition of other existing clinical laboratories. However, recently the company has obtained commitments from various sources to provide the company approximately $1,900,200 in debt/equity financing. There can be no assurance that these or additional funds will be available, or, if available, that they can be obtained on terms satisfactory to Management.


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

ITEM 2.  CHANGES IN SECURITIES.
3,529,414 shares were issued pursuant to the Stock Exchange Agreement with Med Tech Labs, Inc. 340,940 shares were issued at an average of $0.75 for legal and consulting services or $220,318. 617,648 shares were issued at an average of $1.16 for future services. 17,647 shares were issued for the retirement of a $58,700 stock payable. Subsequent to June 30, 2002, the company issued 4,223,974 shares of its common stock in connection with the acquisition of Med Tech Labs, Inc.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
On May 28th, 2002, shareholders representing 58,000,000 shares (pre-split) or 73% of the Company's voting stock approved an Amendment to the Articles of Incorporation to effect a 1:17 reverse stock split. The Amended Articles leave the 100,000,000 authorized shares unchanged post split.

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

(5) On April 12, 2002, Vitallabs, Inc. filed on Form 8k to announce that on Friday, April 5, 2002, Vitallabs, Inc. consummated the "Agreement
Providing For The Exchange Of Capital Stock" with Med-Tech Labs, Inc., d/b/a Med Services of America (MSA). Vitallabs, Inc. has acquired
100% of MSA's issued and outstanding common stock pursuant to the "Agreement Providing for the Exchange of Common Stock" entered into January 25, 2002.

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


                                            VITALLABS, INC.


                                       By:  /s/ Thomas W. Kearney
                                      -------------------------------
Date: August 21, 2002                           Thomas W. Kearney
                                        Chief Audit and Financial Officer
                                       (Principal financial and
                                            accounting officer)


                                       By:  /s/ Edwin B. Salmon, Jr.
                                      --------------------------------
Date: August 21, 2002                           Edwin B. Salmon, Jr.
                                        Chairman of the Board
                                        (Principal executive officer)

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

In connection with VitalLabs, Inc. ("Company") Quarterly Report on Form 10QSB for the period ended June 30, 2002 ("Report"), each of the undersigned certify that:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

                                       By:  /s/ Thomas W. Kearney
                                      -------------------------------
Date: August 21, 2002                           Thomas W. Kearney
                                        Chief Audit and Financial Officer
                                       (Principal financial and
                                            accounting officer)


                                       By:  /s/ Edwin B. Salmon, Jr.
                                      --------------------------------
Date: August 21, 2002                           Edwin B. Salmon, Jr.
                                        Chairman of the Board
                                        (Principal executive officer)

6-30-02Q DES 06