Form 10QSB
period 2002-09-30
VITALLABS INC
filed 2002-11-25
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002
                                                         --------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

The number of shares of the registrant's common stock, $0.001 par value, as of November 18, 2002 10,455,657

                             VITALLABS, INC.
                    FORM 10-QSB, QUARTER ENDED September 30, 2002

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
Consolidated Balance Sheet as of September 30, 2002                       1
Consolidated Statements of Operations for the
 Three and Nine Months Ended September 30, 2002 and 2001                  2
Consolidated Statements of Cash Flows
 for the Nine Months Ended September 30, 2002 and 2001                    3
Notes to Interim Consolidated Financial Statements                        4

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 2 - Management's Discussion and Analysis                             5

Item 3 - Controls And Procedures

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

Item 1.  Financial Statements.

               Consolidated Financial Statements
                       Vitallabs, Inc.

     As of September 30, 2002 (Unaudited) and for the Three and
      Nine Months Ended September 30, 2002 and 2001 (Unaudited)

                               Vitallabs, Inc.

                         Consolidated Balance Sheet
                          September 30, 2002 (Unaudited)

Assets
Current assets:
  Cash                                                                    $      3,450
  Cash, Restricted                                                             259,989
  Accounts receivable, net of allowance for doubtful accounts and
    contractual allowance of $939,952                                        1,881,778
  Receivables from related parties                                              74,442
  Inventory                                                                     71,108
  Prepaid expenses                                                              88,315
  Other current assets                                                          12,947
                                                                          -------------
Total current assets                                                         2,392,029

Property and equipment, net of accumulated depreciation                        860,169

Other assets:
   Intangible asset                                                            448,750
   Other                                                                        77,324
                                                                          -------------
Total other assets                                                             526,074
                                                                          -------------
                                                                          $  3,778,272
                                                                          =============

Liabilities and Stockholders' Deficit
Current liabilities:
  Cash overdraft                                                          $    106,912
  Accounts payable                                                           2,286,102
  Accrued expenses, current                                                    227,207
  Current portion of accrued payroll liabilities                               620,227
  Factor payable                                                               396,081
  Related party payables                                                       537,992
  Current portion of notes payable, including notes payable
    To related parties of $1,589,985                                         2,163,640
  Current portion of capital lease obligation                                   85,326
  Liabilities of discontinued operations                                        81,855
                                                                          -------------

Total current liabilities                                                    6,505,842
                                                                          -------------


Long-term liabilities:
  Accrued payroll liabilities, net of current portion                          533,008
  Capital lease obligation, net of current portion                             103,010
  Notes payable to related parties, net of current portion                      98,000
  Common stock payable                                                         357,563
                                                                          -------------
Total long-term liabilities                                                  1,091,581
                                                                          -------------


Stockholders' deficit:
  Preferred stock; $.01 par value; 5,000,000 shares authorized;
    17,500 shares issued and outstanding                                          175
  Common stock; $.001 par value; 100,000,000 shares authorized;
    9,734,784 shares issued and outstanding                                     9,735
  Additional paid-in capital                                                  990,546
  Accumulated deficit                                                      (4,271,355)
                                                                          -------------
                                                                           (3,270,899)
  Deferred compensation                                                      (548,252)
                                                                          -------------
 Total stockholders' deficit                                               (3,819,151)
                                                                          -------------

                                                                         $  3,778,272
                                                                          =============

The accompanying notes are an integral part of the consolidated financial statements.  1

                                  Vitallabs, Inc.
                      Consolidated Statements of Operations



                                           Three Months Ended          Nine Months Ended
                                             September 30,               September 30,
                                            2002         2001         2002         2001
                                         (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                      ------------  ------------  ------------  -----------
Revenues                             $  1,517,260  $  1,830,786  $  5,181,405  $ 8,803,372

Cost of revenues                          844,087     1,326,861     2,373,293    5,218,923
                                      ------------  ------------  ------------  -----------
Gross profit                              673,173       503,925     2,808,112    3,584,449

General and administrative expenses     1,320,577     1,237,474     4,077,153    4,004,167
                                      ------------  ------------  ------------  -----------
Loss from operations                   (  647,404)    ( 733,549)   (1,269,041)    (419,718)

Other income (expense):
Interest expense                       (  114,327)    (  17,137)     (230,824)    (174,163)
Bad debt expense                       (  111,319)    ( 107,529)     (307,801)    (107,529)
Other income(expenses)                 (   21,118)      113,206       (31,035)     148,154
                                      ------------  ------------  ------------  -----------

Net loss from continuing operations    (  894,168)     (745,009)   (1,838,701)    (553,256)

Discontinued operations:
  Loss from operations of Medical
    Discount Limited, Inc.'s
    discontinued segment                  ( 9,718)                    (23,681)
                                      ------------  ------------  ------------  -----------

Net loss                            $  (  903,886)  $  (745,009)  $(1,862,382)   $(553,256)
                                      ============  ============  ============  ===========


Basic loss per share:
  Loss from continuing operations        $(.10)         $(.10)         $(.21)       $(.07)
  Loss from operations of Medical
    Discount Limited, Inc.'s
    discontinued segment                  (.00)          (.00)          (.00)        (.00)
                                      ------------  ------------  ------------  -----------
  Basic net loss per share               $(.10)         $(.10)         $(.21)       $(.07)
                                      ============  ============  ============  ===========

Weighted average number of common
  shares used in basic loss per share
  calculations                         9,394,023     7,529,391      8,684,182     7,421,402
                                      ============  ============  ============  ===========

The accompanying notes are an integral part of the consolidated financial statements. 2

                                          Vitallabs, Inc.

                     Consolidated Statement of Changes in Stockholders' Deficit
                      For the Nine Months Ended September 30, 2002 (Unaudited)





                                                     Preferred Stock        Common Stock
                                                  Shares      Amount      Shares     Amount
                                                --------------------  ---------------------
Balance, December 31, 2001, as previously
   Reported                                        0        $  0        6,375  $  6,375
Adjustments to prior accounts receivable
                                             ----------------------  -------------------
Balance, December 31, 2001, as adjusted            0        $  0        6,375  $  6,375

Acquisition of company                          17,500       175    8,208,549     8,208

Recapitalization of equity                                             (6,375)   (6,375)

Common stock issued for services                                      340,940       341

Common stock issued in settlement of
  stock payable                                                        17,647        18

Common stock issued for future services                               617,648       618

Common stock issued with debt                                         550,000       550

Net loss for the period
                                               ---------  -------  -----------  --------
Balance, September 30, 2002                    17,500    $  175     9,734,784  $  9,735
                                                =========  ========  ===========  =========

The accompanying notes are an integral part of the consolidated financial statements.

       Additional
       Paid-In        Accumulated    Treasury    Deferred
       Capital        Deficit        Stock       Compensation          Total
------------------------------------------------------------------------------------
      $  248,019    $  (1,569,973)  $ (10,000)       $  0          $ (1,325,579)

                         (839,000)                                     (839,000)
--------------------------------------------------------------------------------------
         248,019       (2,408,973)    (10,000)          0            (2,164,579)

      22,695,842      (23,035,433)                                     (331,208)

     (23,039,058)      23,035,433      10,000

         219,977                                                        220,318


          58,682                                                         58,700

         547,634                                 $ (548,252)

         259,450                                                        260,000

                       (1,862,382)                                   (1,862,382)
-----------------------------------------------------------------------------------
      $  990,546    $  (4,271,355)    $  0        $  (548,252)      $(3,819,151)
=====================================================================================

                               Vitallabs, Inc.

                 Consolidated Statement of Cash Flows

                                                                   Nine Months Ended
                                                                      September 30,
                                                            ---------------------------
                                                                  2002         2001
                                                             (Unaudited)    (Unaudited)
                                                            ---------------------------
Operating activities
  Net loss                                                 $  (1,862,382)  $  (553,256)
                                                            ---------------------------
  Adjustments to reconcile net loss to net cash used
    by operating activities:
      Depreciation and amortization                              253,409       236,950
      Common stock and common stock payable issued
        for services                                             325,318        53,669
      Bad debt expense                                           307,801       107,529
      Loss on sale of equipment                                    5,918
      (Increase) decrease in:
        Accounts receivable                                     (258,774)    (1,500,305)
        Inventory                                                147,783        (60,669)
        Prepaid assets                                           (67,045)       (54,207)
        Other assets                                             (37,642)        36,562
      Increase (decrease) in:
        Accounts payable and accrued expense                     486,238        829,285
        Net liabilities of discontinued operations                21,188
                                                             -------------  ------------
  Total adjustments                                            1,184,194       (351,186)
                                                             -------------  ------------
  Net cash used by operating activities                         (678,188)      (904,442)
                                                             -------------  ------------

Investing activities
  Increased in restricted cash                                  (259,989)
  Acquisition of property and equipment                           (8,746)     (65,112)
  Acquisition of customer list                                  (100,000)
  Proceeds from sale of equipment                                  6,226
  Net advances to related parties                                 30,628       12,630
                                                             -------------  ------------
  Net cash used by investing activities                         (331,881)    ( 52,482)
                                                             -------------  ------------

Financing activities
  Increase in cash overdraft                                      94,655       139,764
  Net (payments) proceeds on line of credit                      (62,000)      150,000
  Acquisition of treasury stock                                                (10,000)
  Proceeds from notes payable                                    635,134       612,097
  Payment on notes payable and capital leases                   (480,835)      (73,238)
  Net advances, from related parties                             499,484        25,000
  Increase in payable, factor                                    308,313
                                                             -------------  ------------

  Net cash provided by financing activities                      994,751       843,623
                                                             -------------  ------------

Net decrease in cash                                             (15,318)     (113,301)

Cash at beginning of period                                       18,768       161,626
                                                             -------------  ------------

Cash at end of period                                          $   3,450        $48,325
                                                             =============  ============

The accompanying notes are an integral part of the consolidated financial statements.  4

                             Vitallabs, Inc.

                Consolidated Statement of Cash Flows

                                                              Nine Months Ended
                                                                  September 30,
                                                      -----------------------------
                                                               2002        2001
                                                          (Unaudited)    (Unaudited)
Supplemental disclosures of cash flow information
  and noncash investing and financing activities:
    Cash paid for interest during the period            $  220,495      $  169,771
                                                     ==============================



During the nine month period ended September 30, 2002, the Company issued 17,647 shares of common stock in satisfaction of a stock payable for $58,700.

Also, during the nine month period ended September 30, 2002, the Company entered into agreements with consultants to provide investment services to the Company. The Company issued 617,648 shares of common stock as deferred compensation.

Also during the nine month period ended September 30, 2002, the Company incurred a payable of $100,000 and recorded a common stock payable for 446,428 shares of common stock valued at $250,000 in connection with the acquisition of a Book of Business.

In addition, during the nine month period ended September 30, 2002, the Company issued 550,000 shares of common stock valued at $260,000 in connection with a note payable agreement.

Furthermore, during the nine months ended September 30, 2002, the Company recorded a common stock payable for 374,000 shares of common stock valued at $105,000 as payment for services rendered.

During the nine months ended September 30, 2001, the Company acquired property and equipment with a cost of $192,843 via capital leases.

The accompanying notes are an integral part of the consolidated financial statements.

                                                Vitallabs, Inc.
         Notes to Consolidated Financial Statements
    As of September 30, 2002 (Unaudited) and for the Three and
   Nine Months Ended September 30, 2002 and 2001 (Unaudited)


1.  Background Information, Reorganization, and Basis of Presentation

MedTech Labs, Inc. (the "Company") was incorporated in the state of Florida on January 6, 2000 and provides diagnostic medical testing services to physician practices in central and southwest Florida under the name of Med Services of America. The Company's operations employ approximately 100 people who either work out of the laboratory facility located in Clearwater, Florida, or work out of 1 of the 17 draw stations servicing the west coast of Florida.

On February 23, 2000, the Company entered into an agreement to purchase the assets and liabilities of Medical Technology Laboratories, Inc. (the "Lab") in a business combination accounted for as a purchase. The Company acquired all assets and liabilities of the Lab by paying $1,000,000 and assuming approximately $608,000 in debt. This agreement was effective January 1, 2000.

The Company also acquired the assets and liabilities of Med Services of America, Inc. ("Med Services") in January 2000 from a stockholder. Med Services is primarily engaged in providing diagnostic medical testing services to nursing homes throughout central Florida. In the acquisition, the Company assumed debt of $96,733 and acquired assets totaling $27,457. In accordance with accounting principles generally accepted in the United States of America, this excess was applied against the capital contributed by the stockholder.

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

During the quarter ended September 30, 2002, the Company established a new wholly owned subsidiary Gateway Laboratories Acquisition, Inc. On August 28, 2002 this subsidiary entered into an agreement to acquire the book of business of a laboratory. The Company issued 446,428 shares of common stock valued at $250,000 and agreed to pay $200,000 to the shareholders of Bayshore Laboratories, Inc. The book of business is recorded as an intangible asset on the accompanying financial statements

The accompanying consolidated financial statements present the results of operations of MedTech Labs, Inc. for the three and nine months ended September 30, 2002 and 2001. The activities of VitalLabs, Inc. and its subsidiary Medical Discounts Limited, Inc. have been included for the period April 5, 2002 (date of acquisition) through September 30, 2002. The activity of Gateway Laboratories Acquisition, Inc. has been included from August 26, 2002 (date of inception) to September 30, 2002. All intercompany balances have been eliminated.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2002 and 2001,
(b) the financial position at September 30, 2002, and (c) cash flows for the three and nine months ended September 30, 2002 and 2001, have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of those to be expected for the entire year.


2.  Prior Period Adjustments

During the quarter ended September 30, 2002, management of the Company discovered certain errors relating to the overstatement of net accounts receivable at December 31, 2001 and overstatement of revenues and understatement of bad debt expense for the year ended December 31, 2001. These errors were a result of incorrect calculations of the Company's contractual and bad debt allowances on accounts receivable. These errors resulted in accounts receivable to be overstated by $839,000, revenues to be overstated by $620,000 and bad debt expense to be understated by $219,000. Accumulated deficit as of December 31, 2001 has been increased by $839,000 as a result of the correction of these errors.

3.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant losses from operations for the last two years, had negative working capital of approximately $4,113,000 at September 30, 2002, and its liabilities exceed its assets by approximately $3,819,000 at September 30, 2002. These factors and others raise substantial doubt about the Company's ability to continue as a going concern. Management is currently looking into raising additional funds for the Company by means of a private placement of some of the Company's equity securities and long-term borrowings, although no assurance can be given regarding how successful these efforts may be. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


4.  Significant Accounting Policies

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

Restricted cash consist of proceeds received from a note payable which are to be used only to pay the purchase price for future acquisitions of assets of medical laboratories within Florida and to pay all reasonable costs associated with such assets purchases

The Company extends credit to its various customers based on the customer's ability to pay. Based on management's review of accounts receivable, a contractual allowance and an allowance for doubtful accounts of $939,952 is considered necessary at September 30, 2002.

Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and equipment are recorded at cost. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, ranging generally from five to seven years. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense amounted to $51,785 and $145,075, respectively for the three and nine months ended September 30, 2002. For the three and nine month periods ended September 30, 2001, depreciation expense amounted to $63,122 and $158,200, respectively.

                         Vitallabs, Inc.
          Notes to Consolidated Financial Statements
     As of September 30, 2002(Unaudited) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)



4.  Significant Accounting Policies (continued)

Intangible assets, consisting of a non-compete agreement and a Book of Business, are recorded at cost. Amortization is calculated by the straight-line method over the lives of the intangible assets, generally two years.

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

Advertising costs are charged to operations when incurred. Advertising expense for the three and nine months ended September 30, 2002 amounted to $41,104 and $72,028, respectively. For the three and nine months ended September 30, 2001, advertising expense amounted to $409.

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

                      Vitallabs, Inc.
          Notes to Consolidated Financial Statements
  As of September 30, 2002(Unaudited) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)



4.  Significant Accounting Policies (continued)

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



  9


                       Vitallabs, Inc.
         Notes to Consolidated Financial Statements
  As of September 30, 2002(Unaudited) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)



5.  Inventory

Inventory consists of lab supplies that totaled $71,108 at September 30, 2002. Substantially all of the Company's inventory is pledged as collateral on the stockholder note and bank loans as of September 30, 2002.


6.  Property and Equipment

Property and equipment consist of:

  Office furniture and fixtures                        $  69,001
  Computer and telephone equipment                       304,120
  Transportation equipment                               113,850
  Software                                               120,762
  Laboratory equipment                                   397,547
  Leasehold improvements                                   3,450
  Computer and telephone equipment and
     Software held under capital leases                  364,159
                                                      -----------
                                                       1,372,889
  Less accumulated depreciation                          512,720
                                                      -----------
                                                      $  860,169
                                                      ===========

Substantially all of the Company's property and equipment are pledged as collateral on the stockholder note and bank loans at September 30, 2002. Included in accumulated depreciation above is depreciation on computer and telephone equipment and software held under capital leases of $40,124.

7.  Intangible Assets

Intangible assets consist of:
                                       Non-Compete       Book of
                                        Agreement        Business
                                      -------------     -----------
    Gross carrying amount               $210,000         $450,000
    Less accumulated amortization        192,500           18,750
                                      -------------     -----------
    Net value                           $17,500          $431,250
                                      =============     ===========

Amortization expense amounted to $45,000 and $97,500 for the three and nine months ended September 30, 2002, respectively. For the three and nine months ended September 30, 2001, amortization expense amounted to $26,250 and $78,750, respectively. As of September 30, 2002, the estimated future amortization expense is as follows:

        Period ending
         September 30,

2003                 $  242,500
2004                 $  206,250
                     ------------
$  448,750
=============

8.  Notes Payable and Long-Term Debt

Notes payable and long-term debt consist of:

Convertible debt; interest ranging from 12.0% to 14.0%;
  principal and accrued interest to be paid utilizing the
  Company's common stock; payment date of principal
  and interest shall be the 10th day during which the
  Company's common stock is traded with any
  NASDAQ listing system or upon a registered
  Exchange                                                     $  98,000
Convertible debt, interest at 10%
  Principal and accrued interest to be paid using the
  company's common stock; payment date of principal and
  interest shall be the 10th day during which the company's
  common stock is traded with any NASDAQ listing system
  or upon a registered exchange                                    200,000

Notes payable to stockholders; interest at 9.5% to 10%
  payable monthly; principal due on demand; unsecured;
  $75,000 subordinated to the bank line of credit                  187,931
Notes payable to stockholders; interest at 16.0%;
  payable monthly; principal past due;
  unsecured; subordinated to the bank line of credit             250,000
Notes payable to stockholder; interest at 16.0%; interest
  payable monthly; principal due December 2002;
  unsecured; $782,118 is subordinated to the bank
  line of credit                                                 803,342
Note payable; interest at 16.0%; principal and interest
  are past due; unsecured                                         29,276
Notes payable; interest at 20%; principal and interest
  Are past due unsecured 18%                                      65,000
Note payable to stockholder; interest at 10%; monthly
  interest only payments beginning September 1, 2003;
  Principal Due August, 2003 Secured by Company stock.
  Note is in default and therefore interest rate
  increases to 18% net of unamortized Discount of $249,167         250,834
Line of credit facility ($250,000 maximum); interest at
  prime; principal due on demand; secured by all
  business assets including equipment and
  non-Medicaid receivables; personally guaranteed by
  three of the Company's stockholders                            250,000
Note payable to affiliated company; interest at 16.0%;
  payable monthly; principal due December 2002;
  unsecured; subordinated to the bank line of credit              97,878
Notes payable to former stockholders; interest at 10%;
  Principal and interest past due; secured by assets of
  Monogram Pictures, Inc. as of June 25, 2001                     29,379

                                                              -----------
                                                               2,261,640
Less amounts currently due                                     2,163,640
                                                              -----------
                                                              $   98,000
                                                              ===========

The amounts reflected as non-current debt are to be paid in common stock of the Company.

The above terms and amounts of notes payable to stockholders and affiliated companies are not necessarily indicative of the terms and amounts had comparable transactions been entered into with independent parties.

                      Vitallabs, Inc.
      Notes to Consolidated Financial Statements
  As of September 30, 2002(Unaudited) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)



9.  Obligations Due Under Factoring Agreement

During the period ended September 30, 2002, the Company utilized the services of a factoring company. Accounts receivable are factored with full recourse for unpaid invoices in excess of 120 days. During the period ended September 30, 2002, the Company factored receivables of approximately $2,474,000. As of September 30, 2002, accounts receivable totaling $396,081 were pledged as collateral to the factoring company on factored receivables that had not been collected. In connection with the factoring agreement, the Company incurred fees of $37,211 and $59,322 during the three and nine months ended September 30, 2002, respectively.


10.  Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial remaining noncancelable lease term in excess of one year as of September 30, 2002:

                Period Ending
                September 30,
               ---------------
2003                             $  193,658
2004                                188,253
2005                                181,254
2006                                181,254
2007                                174,847
Thereafter                          814,161
-----------
$ 1,733,427
===========

The Company also rents equipment under operating leases with lease terms of less than one year.

Rent expense amounted to $59,762 and $261,846 for the three and nine months ended September 30, 2002, respectively. Rent expense amounted to $165,395 and $360,835 for the three and nine months ended September 30, 2001, respectively.


11.	Obligations Under Capital Leases

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

  Period Ending
  September 30,
---------------
      2003                                      $   91,931
      2004                                          91,931
      2005                                          45,942
                                                -----------
Total minimum lease payments                       229,804
Less amount representing interest                   41,468
                                                -----------
Present value of net minimum lease payments        188,336
Less current portion                                85,326
                                                -----------
                                                $  103,010
                                                ===========

12.  Stock Option Plan

The Company maintains a qualified stock option plan. Under the terms of the plan, the Company has reserved 58,823 shares of common stock for future grants.

Under the stock option plan, the Company may grant incentive stock options to certain officers, employees, and directors. The options expire two years from the date of grant. Vesting occurs after 12 months of service.

                         Vitallabs, Inc.
           Notes to Consolidated Financial Statements
  As of September 30, 2002(Unaudited) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)



12.  Stock Option Plan (continued)

The following table summarizes information about the qualified stock options outstanding at September 30, 2002:

                                          Weighted
                                          Average
                                         Remaining
    Exercise          Number       Contractual    Exercise
     Price         Outstanding     Life (Years)    Price
                And exercisable
  -----------    ------------    ------------     ------
    $.01           23,529              .58          $.01

Transactions under various qualified stock option plans for 2002 are summarized as follows:

                                                     Weighted
                                                     Average
                                                     Exercise
                                          Options     Price
                                          --------------------
  Outstanding at December 31, 2001         23,529     $.01
  Granted                                     0        .00
  Exercised                                   0        .00
  Cancelled                                   0        .00
                                          --------------------
  Outstanding at September 30, 2002        23,529     $.01
                                          ====================
  Options outstanding and
    exercisable at September 30, 2002      23,529     $.01
                                          ====================


The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model. Options granted during the nine months ended September 30 2001 did not have a material value under the pricing model. The following assumptions were used for options granted during the nine month period ended September 30, 2002.

         Dividend Yield                     0.00%
         Expected Volatility              135.70%
         Risk Free Interest Rate            4.23%
         Expected Life/Years                2.00
         Weighted Average fair value
           Of options granted              $0.03

                      Vitallabs, Inc.
       Notes to Consolidated Financial Statements
   As of September 30, 2002(Unaudited) and for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)



13	Retirement Plan

The Company has a 401(k) retirement plan that covers substantially all of its full-time employees. A participant can contribute an amount up to 12 percent of their annual compensation. The Company can make matching contributions equal to 25 percent of the participant's contributions up to a maximum contribution of four percent of the annual compensation of the participant. Contributions to the 401(k) plan are made at the discretion of the Board of Directors of the Company. During the three and nine months ended September 30, 2002, the company made matching contributions of $1,663 and $6,599, respectively. For the three and six months ended September 30, 2001, contributions amounted to $8,963.


14.	Payroll Taxes

At September 30, 2002 the Company is delinquent on approximately $620,000 of payroll taxes. In addition the Internal Revenue Service has assessed approximately $307,000 of penalties and $47,000 of back interest on the payroll taxes. The Company entered into an installment agreement with the Internal Revenue Service to pay back the taxes over the next three years. The Company made payments of $185,000 during the nine months ended September 30, 2002. The remaining portion of the agreement calls for payments of $14,000 per month, which is to be applied against the taxes, and interest. In addition the Company must make an interim payment of $250,000 on November 25, 2002. Full payment of the tax and all accruals is to be completed by April 5, 2005 and the Company must be current on all filings and payment requirements. The Internal Revenue service has attached a Federal Tax Lien against all assets of the Company for a portion of the unpaid taxes. As of September 30, 2002 the Company is in compliance with the terms of the installment agreement.

At September 30, 2002 accrued current and delinquent payroll liabilities are as follows:

Accrued payroll liabilities                        $   973,396
Less current portion                                   440,388
                                                   ------------
Long term portion of accrued Payroll liabilities   $   533,008
                                                   ============

15.  Income Taxes

The Company has incurred significant operating losses since its inception and, therefore, no tax liabilities have been incurred for the periods presented. The amount of unused tax losses available to carry forward and apply against future years taxable income totaled approximately $3,684,000 at September 30, 2002. These operating loss carryforwards expire beginning in 2020 and give rise to a deferred tax asset of approximately $1,437,000 at September 30, 2002.Management has established a valuation allowance equal to the amount of the deferred tax assets due to the uncertainty of the Company's realization of this benefit.

                       Vitallabs, Inc.
          Notes to Consolidated Financial Statements
    As of September 30, 2002 (Unaudited) and for the Three and
     Nine Months Ended September 30, 2002 and 2001 (Unaudited)



16.  Related Party

Included in receivables from related parties at September 30, 2002 are advances from certain stockholders/officers and a company owned by a stockholder of approximately $74,000. These advances contain no specific repayment terms and are unsecured.

Included in related party payables at September 30, 2002 are advances totaling $370,900 from a company controlled by four stockholders. These advances contain no specific repayment terms and are unsecured.

The Company received an advance of $50,000 from a stockholder during the three months ended September 30, 2002. The advance has no formal repayment terms and is classified as a current liability in accompanying balance sheet.

In addition, a company controlled by four stockholders owned the building and property housing the corporate offices and main laboratory. The stockholders were renting the premises to the Company under an operating lease with a ten-year term for $10,000 per month. On September 23, 2002 the related company sold the building to an unrelated party and terminated the original lease. The Company signed a new lease with the new owners for approximately $13,000 per month. The related company advanced the Company approximately $300,000. This advance is unsecured and has no specific repayment terms.

Rent expense amounted to $96,050 for the nine months ended September 30, 2002.

The above amounts and terms are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

17. Commitments and Contingencies

The Company entered into employment agreements with two former employees of Bayshore Laboratories, Inc. The three-year agreements call for a base salary of $60,000 and 3% commission on the acquired book of business

The Company is a defendant in actions for collection brought by four vendors seeking recovery of an aggregate amount of less than $100,000. Management believes that an adverse outcome in one or more of these suits would not have a materially adverse effect on the business and prospects of the Company.
The Company may be involved in various claims and legal actions arising in the ordinary course of business. These matters may include, but are not limited to, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties.

During the period ended September 30, 2002, an alleged stockholder of the Company has notified the Company of a potential shareholder derivative action to rescind the acquisition of Med-Tech Laboratories. The basis of this potential lawsuit is the Company's nonperformance of certain requirements alleged to be contained in the acquisition agreement. The Company believes the potential lawsuit is without merit and based on erroneous information and a misinterpretation of the acquisition agreement. Management plans to vigorously defend any action filed for the purpose of rescinding the acquisition.

The Company is involved in a lawsuit with a former employee. The claim in that suit is for damages for failure to pay a severance package in the amount of $175,000.

In Addition the Company is in a case with a consultant who claims to have the right to $125,000 worth of VitalLabs, Inc. Common stock. The case is in the early stage and the Company intends to defend the case based upon later agreements between the parties.

A stockholder of the Company has commenced an arbitration proceeding seeking damages of approximately $150,000 from the Company for alleged fraud which he claims induced him to devote time to seeking arrangements for funding of the Company. The Company issued 500,000 shares of common stock to him as an engagement fee and would have been obligated to pay him an additional $40,000 in the event of his success in arranging funding of $1,500,000. The Company believes it provided him with the best information it had available at the time and believes these claims are entirely without merit, and intends to vigorously defend itself in the arbitration.

The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of the management, the ultimate liability, if any, resulting from such litigation would not be material in relation to the Company's financial position or results of operations.

18. Discontinued Operations

In November 2001 VitalLabs, Inc. agreed to distribute all the common stock of Medical Discounts Limited, Inc. ("MDL") upon the successful completion of the Med Tech Labs, Inc. merger. This merger took place on April 5, 2002. The stock of MDL is to be distributed to the shareholders who owned stock at November 19, 2001. In connection with the intended distribution of MDL common stock, a related company is required to facilitate the purchase by the Company for $135,000 the number of shares of MDL common stock that will equal five percent of the common stock to be outstanding at the conclusion of the distribution which is anticipated to be 50,000 shares. The related company loaned the Company $135,000 to fund this. As of November 22, 2002 the Company has not distributed the stock. The Company, however, has shown MDL as a discontinued operation in the accompanying consolidated financial statements.

As of September 30, 2002, the assets and liabilities of MDL consist of;

      Assets:
          Cash                            $   451
          Other Assets                      3,085
                                        ------------
        Total Assets                      $ 3,536


      Liabilities:
          Accounts Payable                $42,492
          Accrued expenses                 39,092
          Payables to related parties       3,807
                                        ------------
                                          $85,391
                                        ============

19. Subsequent Events

Subsequent to September 30, 2002, the Company issued 1,504,000 shares of its common stock with detachable warrants to purchase 347,000 shares of its common stock for $160,000 cash.

Also subsequent to September 30, 2002, the Company issued $86,000 of 8% to 10% convertible debentures with detachable warrants to purchase 172,000 shares of its common stock. The debentures are convertible at a 50% discount to market into shares of the company's common stock. The Company has the option to pay the principal amount plus interest prior to conversion.

The above detachable warrants are exercisable at prices ranging from $.50 to $1.00 per share and must be exercised within one year and may be redeemed by the Company for 120% of the exercise price upon notice to the holders.


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

RESULTS OF OPERATIONS

REVENUES.
Vitallabs generated revenues of $5,181,405 for the nine month period ended September 30, 2002, as compared to $8,803,372 for the nine month period ended September 30, 2001, a decrease of $3,621,967. For the three months ended September 30 2002, revenues were $1,517,260 and for the three months ended September 30, 2001, revenues were $1,544,527, which represents a decrease of $27,267. The decease for the nine and three month period is primarily the result of the Company's decision to discontinue its services to approx 300 nursing homes, which the company determined not to be profitable.

COST OF SALES
Cost of revenues decreased from $5,218,923 to $2,373,293, or a 55% decrease for the nine months ended September 30, 2002. For the three month period ended September 30, 2001 and 2002, the cost of revenues decreased from $1,326,861 to $844,087 or 36%. The Company, as discussed in "Liquidity and Capital Resources" discontinued providing services to nursing homes, which is the primary reason for the decrease.

GENERAL AND ADMINISTRATIVE EXPENSES.
General and Administrative costs increased from $4,004,167 for the nine month period ended September 30, 2001 to $4,077,153 for the nine month period ended September 30, 2002 or a 2% increase. This increase is not significant and the same cost components exist in the current period as in the prior period. For the three month period ended September 30, 2002 general and administrative expenses increased $397,879 compared to the three month period ended September 30, 2001. This increase is a result of common stock issued by the company for services. Which is a cost component that did not exist in the three months ended September 30, 2001.

Vitallabs has disclosed on its annual report on form 10KSB that it is contractually obligated to distribute 95% of the common stock of MDL to its stockholders. Therefore, Vitallabs has shown MDL's operations as a discontinued segment. The net loss of MDL for the three and nine month period ended September 30, 2002 was $9,718 and $23,681, respectively. This amount is included in loss on operations of discontinued segments in the accompanying consolidated statements of operations. As a result of this contractual obligation, goodwill previously recorded was written off and the operations have been treated as discontinued segment for all periods presented in the accompanying consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
The Financial Statements of Med Tech Labs, Inc. for the years ended December 31, 2000 and 2001 are currently being audited by Vitallab's outside auditor and will be filed on form 8k once completed. Unaudited revenue for the year ended December 31, 2000 was $9,614,018. In January of 2001, Med Tech Labs, Inc. began providing services to the Nursing Home Industry. Med Tech Labs, Inc. experienced several problems with these services primarily with payment, both from Medicare and from the individual homes. Med Tech Labs, Inc. terminated its relationship with these homes on July 13, 2001. The results of operation were severely impacted by these events. Unaudited revenue for the year ended December 31, 2001 was $11,245,885. The unaudited net loss for the year ended December 31, 2001 was $1,899,212 was primarily due to a write off of accounts receivable and other charge offs. Total unaudited assets were $3,361,604, unaudited liabilities were $5,526,182 and unaudited total stockholders deficit was $2,164,578 as of December 31, 2001.

Management has estimated that it needs approximately $3,000,000 in debt/equity financial to complete its short term business plan, which includes the acquisition of other existing labs. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. There can be no guarantee that Vitallabs will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions. However, the company recently obtained commitments from various sources to provide the company approximately $1,900,000 in debt/equity financing. There can be no assurance that these additional funds will be available, or, if available, that they can be obtained on terms satisfactory to Management.

Net cash used by operating activities during the nine months ended September 30, 2002 was $(665,242) consisting primarily of the net loss adjusted for noncash items such as stock issued for services, bad debt expense and a loss on the sale of equipment. Net cash flows used by operating activities for 2001 were $(904,442). The decrease in cash flows from 2001 to 2002 is the result of a large write down of accounts receivable in 2001 and timing differences relating to the liabilities.


Net Cash used by investing activities

Net cash used by investing activities increased approximately $220,000. The principal components of this increase relate to the acquisition of the book of business of Bayshore laboratories, Inc. and the acquisition loan related thereto.

Net cash flows provided by financing activities were $920,309 for the nine month period ended September 30, 2002. This was an increase of approximately $77,000 over the same period ended September 30, 2001. The increase in primarily due to the factoring of the receivables to a third party during 2002 and advances from related parties. The company factor's its accounts receivable, which had a net payable of $308,313 at September 30, 2002. Vitallabs' future funding requirements will depend on numerous factors, some of which are beyond the Company's control.


ITEM 3.  CONTROLS AND PROCEDURES.


(a). Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10QSB, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13(a) - 14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


(b). Changes in internal controls. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regards to significant deficiencies and material weaknesses.


PART II

ITEM 1.  LEGAL PROCEEDINGS.
The Company is a defendant in actions for collection brought by four vendors seeking recovery of an aggregate amount of less than $100,000. Management believes that an adverse outcome in one or more of these suits would not have a materially adverse effect on the business and prospects of the Company.
The Company may be involved in various claims and legal actions arising in the ordinary course of business. These matters may include, but are not limited to, professional liability, employee related matters, and inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties.

The Company is involved in a lawsuit with a former employee. The claim in that suit is for damages for failure to pay a severance package in the amount of $175,000.

In Addition the Company is in a case with a consultant who claims to have the right to $125,000 worth of VitalLabs, Inc. Common stock. The case is in the early stage and the Company intends to defend the case based upon later agreements between the parties.

The Company is involved in various litigation proceedings incidental to the ordinary course of business. In the opinion of the management, the ultimate liability, if any, resulting from such litigation would not be material in relation to the Company's financial position or results of operations.

A stockholder of the Company has commenced an arbitration proceeding seeking damages of approximately $150,000 from the Company for alleged fraud which he claims induced him to devote time to seeking arrangements for funding of the Company. The Company issued 500,000 shares of common stock to him as an engagement fee and would have been obligated to pay him an additional $40,000 in the event of his success in arranging funding of $1,500,000. The Company believes it provided him with the best information it had available at the time and believes these claims are entirely without merit, and intends to vigorously defend itself in the arbitration.

During the period ended September 30, 2002, an alleged stockholder of the Company has notified the Company of a potential shareholder derivative action to rescind the acquisition of Med-Tech Laboratories. The basis of this potential lawsuit is the Company's nonperformance of certain requirements alleged to be contained in the acquisition agreement. The Company believes the potential lawsuit is without merit and based on erroneous information and a misinterpretation of the acquisition agreement. Management plans to vigorously defend any action filed for the purpose of rescinding the acquisition.


ITEM 2.  CHANGES IN SECURITIES.
On July 30, 2002, 3,670,589 shares of common stock were issued pursuant to the April 5 2002 Stock Exchange Agreement with Med Tech Labs, Inc. The Company recorded a stock payable for another 2,562,990 shares of its common stock in connection with the April 5 2002 acquisition of Med Tech Labs, Inc. On August 2 2002, the Company issued 550,000 shares of its common stock valued at $260,000 in connection with a note payable. On August 28 2002, the Company recorded a stock payable for 446,428 shares of its common stock valued at $250,000 in connection with the acquisition of the book of business of Bayshore Laboratories, Inc. On September 15 2002 the Company recorded a stock payable for 374,000 shares of its common stock valued at $105,000 for services rendered to the company. Subsequent to September 30, 2002, the company issued 1,504,000 shares of its common stock with detachable warrants to purchase 347,000 shares of its company common stock for $160,000 cash. Subsequent to September 30, 2002, the company issued $86,000 of 8% to 10% convertible debentures with detachable warrants to purchase 172,000 shares of its common stock. The debentures are convertible at a 50% discount to market into shares of the company common stock. The company has the option to pay the principal amount plus interest prior to conversion. The detachable warrants are exercisable at a price ranging from $.50 to $1.00 and must be exercised within 12 months and may be redeemed by the company for 120% of the exercise price upon prior notice to the holders. Subsequent to September 30, 2002, the company issued 500,000 shares of its common stock for services related to an employment agreement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

The Company was in default of several debt covenants listed in a note payable agreement with a shareholder, causing the entire note balance of $250,834 to be classified as a current liability. In addition, the Company is in default due to non payment of required principal and interest payments on $373,655 of debt.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
None.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - None

(b) Reports on Form 8-K None



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


                                            VITALLABS, INC.


                                       By:  /s/ Thomas W. Kearney
                                      -------------------------------
Date: November 22, 2002                           Thomas W. Kearney
                                        Chief Audit and Financial Officer
                                       (Principal financial and
                                            accounting officer)


                                       By:  /s/ Edwin B. Salmon, Jr.
                                      --------------------------------
Date: November 22, 2002                           Edwin B. Salmon, Jr.
                                        Chairman of the Board
                                        (Principal executive officer)

         CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas Kearney, the Principal Financial Officer of VitalLabs,
Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 22, 2002               /s/ Thomas Kearney
                                       --------------------------------------
                                       Thomas Kearney
                                       Chief Financial Officer





         CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin B. Salmon, Jr., the Principal Executive Officer of VitalLabs, Inc. (the "Company"), certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 22, 2002               /s/ Edwin B. Salmon, Jr.
                                       --------------------------------------
                                       Edwin B. Salmon, Jr.
                                       Chief Executive Officer


9-30-02Q DES 07
9-30-02Q DES 07
9-30-02Q DES 07