Form 10KSB/A
period 2001-12-31
VITALLABS INC
filed 2003-03-10
CIK 854877

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A


 {X} Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange
 Act of 1934 for the Fiscal Year Ended        December 31, 2001.
                                     ---------------------------------

 { } TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period
                                  from              to
                                       -------------   ---------------
                         Commission File No. 0-20598
                             VITALLABS, INC.
                     ---------------------------------------
          (Name of Small Business Issuer as specified in its Charter)

            NEVADA                                       75-2293489
            ------                                       ----------
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

Securities Registered under Section 12(g) of the Exchange Act: Common stock, $0.001 par value per share, traded on the OTC Electronic Bulletin Board; Preferred Stock $0.01 par value per share

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No {}

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes { } No { }

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of May 17, 2002 was $1,194,790 based on the last sale price of $0.10 as reported by the OTCBB as of May 16, 2002. Registrant had outstanding 4,726,195 shares of common stock, 726,195 shares of which are held by non-affiliates.

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

ASK arranged for Vitallabs's acquisition of Med Tech Labs, Inc. (MSA) Med Tech Labs, Inc. is a Florida corporation with which ASK's four principals were affiliated as directors and officers at the time Vitallabs was introduced to Med Tech Labs, Inc. and the acquisition agreement was negotiated between the two companies. Accordingly, the transaction between Vitallabs and Med Tech was not arms' length. See, "Certain Transactions." Med Tech Labs, Inc. was acquired by Vitallabs on April 5th, 2002. Under the acquisition agreement, Vitallabs is required to issue 95% of its authorized common stock to the stockholders of Med Tech Labs in exchange for all of Med Tech's issued and outstanding common stock. On the closing date Vitallabs issued 3,529,414 shares, which is less than the required 95%, to the stockholders of Med Tech Labs, who agreed to the reduction in shares so that Vitallabs would have the capacity to raise additional equity funding. Subject to completion of a reverse stock split or an increase in the number of authorized shares Med Tech Labs' stockholders will be issued additional shares such that the shares they then own will equal 95% of the authorized common stock as calculated on the closing date. See "Principal Stockholders"

On May 7, 2002, Med Tech Labs, Inc. entered into a contract to acquire the customer base of a clinical laboratory on the east coast of Florida. This acquisition depends upon Vitallabs raising $500,000 to fund the closing and includes notes for an additional $200,000.

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

Comprehensive Testing Services

We provide one of the most comprehensive anatomic and clinical pathology testing menus available to the Florida medical community, providing over 96% of the tests ordered by our clients, the remaining 4% of tests are performed by third-party specialty reference laboratories. We monitor our test menu monthly to ensure that the tests that we perform in-house generate sufficient volume for cost-efficient operations. We also maintain a commitment to client education and routinely disseminate information such as technical bulletins and product brochures, to assist the medical community with ordering new tests as they become available. Finally, we also actively market new technologies and testing capabilities to specific market segments to tap demand for new products.

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

Clients

We provide testing services to a broad range of healthcare providers. Our primary categories of clients are described below:

Physicians and Physician Groups.
Physicians performing testing for their patients who are unaffiliated with a prepaid health plan, are a major source of our clinical laboratory testing business. Florida law provides that non-Program business (Medicare, Medicaid, etc.) may be billed to the physician who in turn may bill the patient's insurance. We therefore bill some clients for a portion of their referred testing. Otherwise, services rendered for physicians' patients who are not part of a managed care organization are billed to various other payors such as insurance companies, patients, Medicare or Medicaid.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following discussion should be read in conjunction with Vitallabs' financial statements and the notes thereto and the other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain certain forward-looking information. When used in this discussion, the words "believes," "anticipates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected due to a number of factors beyond Vitallabs' control. Vitallabs does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers are also urged to carefully review and consider Vitallabs' discussions regarding the various factors which affect its business included in this section and elsewhere in this report. Furthermore, the following discussions of historical financial performance and condition relate entirely to discontinued activities, except with respect to forward looking information about the financial performance and condition of Vitallabs' newly acquired subsidiary, Med Tech Labs, Inc.

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

The Financial Statements of Med Tech Labs, Inc. for the years ended December 31, 2000 and 2001 are filed on form 8K/A. Med Tech Labs, Inc.'s revenue for the year ended December 31, 2000 was $9,614,018 and net loss was ($509,760). Med Tech experienced problems with the business it was doing with nursing homes, primarily with payment both from Medicare and from the individual homes. Med Tech terminated its business with nursing homes on July 13, 2001. The results of operation were severely impacted by these events. Revenues for the year ended December 31, 2001 was $11,245,885. The net loss for the period was ($2,089,832) due to a write off of accounts receivable and other charge offs of $1,946,241. The accounts receivable write off primarily consisted of accounts written off due to lack of authorization from a major insurance provider and the termination of business with the nursing homes.


LIQUIDITY AND CAPITAL RESOURCES

The Financial Statements of Med Tech Labs, Inc. for the years ended December 31, 2000 and 2001 are filed on form 8K/A. In January of 2001, Med Tech Labs, Inc. created a division to provide service to the Nursing Home Industry. Med Tech Labs, Inc. experienced several problems with this division primarily with payment both from Medicare and from the individual homes. Med Tech Labs, Inc. closed this division July 13, 2001 and terminated its relationship with these homes. The results of operation were severely impacted by these events. Revenues for the year ended December 31, 2001 were $11,245,885. The net loss for the period was ($2,089,832) due to a write off of accounts receivable and other charge offs of $1,946,241. The accounts receivable write off primarily consisted of accounts written off due to lack of authorization from a major insurance provider and the termination of business with the nursing homes. Total assets were $3,361,604 liabilities were $5,711,927 and total stockholders equity ($2,350,323). Management has estimated that it needs approximately $3,000,000 in debt/equity financial to complete its short-term business plan, which includes the acquisition of other existing labs. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to Management. There can be no guarantee that Vitallabs will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

Vitallabs, Inc. net cash flows used by operating activities during 2001 was $233,057 consisting primarily of net loss adjusted for noncash items such as stock issued for services. Net cash flows provided by operating activities for 2000 were $92,082.

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

See report on Form 8K filed March 20, 2002, with an amended Form 8K filed February 5, 2003.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act


Directors and Executive Officers
The following table sets forth the names of the current officers and directors of Vitallabs, who have filled vacancies and will serve until the next shareholder's meeting: Mr. Mullineaux was an Officer/Director up until his death February 14, 2003.
                                                                Director
Name                      Age      Position                     Since
--------------------      ---      -----------------------      ------------
Edwin B. Salmon, Jr.      64       Chief Executive Officer     Jan. 25, 2002
                                   and Director
Patrick Barmore           51       President and Director      April 9, 2002
Thomas W. Kearney         53       Chief Financial Officer     Nov. 19, 2001
                                   and Director
Lee Mullineaux        Deceased     Secretary and Director      Nov. 19, 2001

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

                           SUMMARY COMPENSATION TABLE
                             Annual Compensation                Long Term Compensation
                          ------------------------  -------------------------------------------
-
                                                                  Securities              All
                                           Other                  Underlying              Other
Name and                                  Compen-    Restricted    Options/    LTIP     Compen-
Principle Position  Year  Salary  Bonus    sation   Stock Awards     SAR's    Payouts    sation
------------------  ----  ------  -----  ---------  ------------  ----------  -------  --------
-
Charles Kiefner     2001     0      0         0           0           0          0         0
Chief Executive     2000     0      0     $47,500    $292,000         0          0      $1,769
Officer             1999     0      0         0      $249,438         0          0         0

Donna Anderson      2001     0      0     $10,000         0           0          0         0
Chief Executive     2000     0      0     $37,000    $304,000         0          0         0
Officer             1999     0      0         0      $ 60,000         0          0         0

John Anderson       2001     0      0     $10,000         0           0          0         0
President           2000     0      0     $37,000    $220,000         0          0         0
                    1999     0      0         0           0           0          0         0

Steven Swank        2001     0      0      $2,000     $406,000        0          0         0
Chief Executive     2000     0      0         0           0           0          0         0
Officer             1999     0      0         0           0           0          0         0

Edwin B. Salmon, Jr.2001     0      0         0           0           0          0         0
CEO and Chairman of 2000     0      0         0           0           0          0         0
the Board           1999     0      0         0           0           0          0         0

Thomas W. Kearney   2001     0      0         0           0           0          0         0
Chief Financial     2000     0      0         0           0           0          0         0
Officer             1999     0      0         0           0           0          0         0

Veronica Tully      2001     0      0         0           0           0          0         0
Executive Vice      2000     0      0         0           0           0          0         0
President           1999     0      0         0           0           0          0         0

Subsequent to year end Vitallabs acquired MedTech Labs, Inc. in a business combination accounted for as a reverse acquisition. The following officers had employment agreements with MedTech Labs: Edwin B. Salomon, Jr., CEO and Chairman of the Board, annual compensation of $180,000; Thomas W. Kearney, Chief Financial Officer, annual compensation of $80,000; Veronica Tully, Executive Vice President, annual compensation of $150,000. On July 2002, those employment agrrements were transferred to Vitallabs.

EMPLOYMENT AGREEMENTS
Vitallabs has written employment contracts with respect to its executive officers. Vitallabs a has compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment with Vitallabs and its subsidiaries. Vitallabs has attached written employment contracts with respect to its executive officers.

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

                                             Amount and
                                             Nature of
Title      Name and Address of               Beneficial     Percent
of Class   Beneficial Owner                  Ownership    of Class **
--------   -------------------------------   ----------   -----------
 (i)       Edwin B. Salmon, Jr. (1)(2)(3)     1,235,294       26.13%

 (i)       Thomas W. Kearney (1)(5)
                                                426,471        9.02%

 (i)       Lee Mullineaux  (1)(5)(6)
                                                632,353       13.38 %

 (i)       Veronica Tully (1)(2)(3)           1,235,294       26.13%

           All Officers and Directors         3,529,412       74.68%
             as a Group (4 persons)


 (i)       V-Trademart, Inc. (4)
           4330 Miller Dr.
           St. Petersburg Beach, FL, 33706      352,942        7.47 %


Notes
(1)  These stockholders addresses are that of Vitallabs'
(2) Ms. Tully's resides at Mr. Salmon's residence. Both Mr. Salmon and Ms. Tully disclaim beneficial ownership to the other's shares.
(3) Entitled to 3,581,753 more shares of common stock due from the acquisition of Med Tech Labs, Inc., pending a share combination or increase in authorized common stock.
(4) Entitled to 670,417 more shares of common stock due from the acquisition of Med Tech Labs, Inc., pending a share combination or increase in authorized common stock.
(5) Entitled to 435,123 more shares of common stock due from the acquisition of Med Tech Labs, Inc., pending a share combination or increase in authorized common stock.
(6) 220,588 shares held by Brittany Leigh, Inc., a Florida corporation of which Mr. Mullineaux has voting control. Mr. Salmon, Kearney and Ms. Tully own an aggregate of 15% of Brittany Leigh, Inc.

All securities are directly owned and the persons named hold the sole investment and voting power.

Item 12.  Certain Relationships and Related Transactions

Mssers. Kearney and Mullineaux were Officers and Directors of Vitallabs, Inc. and Officers of Med Tech Labs, Inc. at the time the Agreement to acquire Med Tech Labs, Inc. was executed. The acquisition was not an arm's length transaction.

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

                                            VITALLABS, INC.


                                       By:  /s/ Thomas W. Kearney
                                      -------------------------------
Date: March 10, 2003                            Thomas W. Kearney
                                        Chief Audit and Financial Officer
                                       (Principal financial and
                                            accounting officer)


                                       By:  /s/ Edwin B. Salmon, Jr.
                                      --------------------------------
Date: March 10, 2003                            Edwin B. Salmon, Jr.
                                        Chief Executive Officer
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





Pender Newkirk & Company
Certified Public Accountants
Tampa, Florida
April 19, 2002, except for Note 9, as to which the date is February 5, 2003



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

                                       2
----------------------------------------------------------------------------

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

                                       3
--------------------------------------------------------------------------

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

                                       5
------------------------------------------------------------------------------

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

                                       6
------------------------------------------------------------------------------
-

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

                                       7
------------------------------------------------------------------------------

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

                                       8
------------------------------------------------------------------------------

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









                                       9
------------------------------------------------------------------------------

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


                                      10
------------------------------------------------------------------------------

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
                                                           ========


                                      11
------------------------------------------------------------------------------

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

The following table summarizes information about the qualified stock options outstanding at December 31, 2001:

                          Weighted
                           Average      Weighted                  Weighted
                          Remaining     Average                   Average
Exercise     Number      Contractual    Exercise      Number      Exercise
 Price     Outstanding   Life (Years)    Price     Exerciseable    Price
----------------------------------------------------------------------------
 $.01        400,000         1.3          $.01        400,000      $.01


                                      12
------------------------------------------------------------------------------

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

                                      13
------------------------------------------------------------------------------

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


                                      14
------------------------------------------------------------------------------

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

Pursuant to the terms of the Agreement, all of the outstanding voting common stock of MSA will be exchanged for that number of shares of the Company's common stock which, when issued, will constitute 95 percent of the Company's common stock then outstanding. This transaction will be accounted for as a reverse merger, with MSA accounted for as the acquiror for financial statement purposes. This transaction closed effective April 02, 2002.

The Condensed Balance Sheet and Statement of Operations for MSA are as follows:


                          MedTech Labs, Inc.
                        Condensed Balance Sheet
                           December 31, 2001


Assets
Current assets:
   Cash	                                                       $18,768
   Accounts receivable, net of allowance
     for doubtful accounts and
      contractual allowance of $1,608,070                    1,843,038
	   Inventory & other current assets                          240,160
                                                          ------------
Total current assets                                         2,101,966
                                                          ------------

Equipment, net of accumulated depreciation                   1,005,852
                                                         --------------
Other assets                                                   253,786
                                                         --------------

                                                         $   3,361,604
                                                         ==============


Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable                                      $   1,477,394
   Accrued expenses, current                                   129,396
   Current portion of accrued payroll liabilities              834,097
   Current portion of notes payable                            809,165
   Current portion of notes
     payable, stockholders and related parties               1,229,935
   Current portion of capital lease obligations                 60,268
                                                          --------------
Total current liabilities                                    4,540,255
                                                          --------------


Long-term liabilities:
   Accounts payable, long-term                                 224,034
   Accrued payroll liabilities, net of current portion         474,222
   Notes payable, net of current portion                       226,000
   Notes payable, stockholders and related parties,
     net of current portion                                     75,000
   Capital lease obligations, net of current portion           172,416
                                                          --------------
Total long-term liabilities                                  1,171,672
                                                          --------------
Stockholders' deficit:
   Common stock; $1 par value; 7,500 shares authorized;
      6,750 shares issued and outstanding                        6,750
   Additional paid-in capital                                  252,519
   Accumulated deficit                                      (2,599,592)
                                                          --------------
                                                            (2,340,323)
   Treasury stock, at cost                                     (10,000)
                                                          --------------
Total stockholders' deficit                                 (2,350,323)
                                                          --------------
                                                         $   3,361,604
                                                          ==============


MSA has experienced several problems primarily with payments both from Medicare and from individual clients. The results of operations were severely impacted by these events, which has resulted in large losses for the year ended December 31, 2001. In addition, liabilities exceed total assets as of December 31, 2001.

Management has estimated it will need approximate $3,000,000 in debt/equity financial to complete its short-term business plan which include the acquisition of other existing labs. There can be no assurance that Vitallabs will be able to obtain additional financing, or if successful, that it will be able to do so on terms that are reasonable in light of current market conditions.

The accompanying pro forma unaudited condensed statements of results of operations are based upon the historical financial statements of MedTech Labs, Inc. (the "Company") and Vitallabs, Inc. ("Vitallabs") adjusted to give effect to the acquisition of the Company by Vitallabs, accounted for as a reorganization, as if the acquisition had occurred at January 1, 2000. The stockholders of the Company exchanged all of their shares of stock for a controlling interest in Vitallabs, a publicly held company. As such, these stockholders gained control of Vitallabs in a business combination accounted for as a reorganization of the Company, and the Company became a wholly owned subsidiary of Vitallabs. The pro forma statements of results of operations are not necessarily indicative of the results that would have been obtained if the acquisition had occurred on the date indicated or for any future period or date. The pro forma adjustments give effect to available information and assumptions that the Company believes are reasonable. The pro forma condensed financial information should be read in conjunction with the Company's historical financial statements and notes thereto and the historical financial statements of Vitallabs, Inc. and the notes thereto.


2001            2000
                                          ------------------------------
   Revenues                                $   11,245,885  $   9,614,018
                                         ==============================
   Net loss                               $   (4,995,596) $  (6,524,516)
                                          ==============================
   Loss per share                                 $(1.23)       $(1.69)
                                          ==============================
   Weighted shares outstanding                 4,052,789      3,856,984
                                          ==============================



                                      15
------------------------------------------------------------------------------

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
                                       ====================================

The Company has available net operating loss carryforwards of approximately $20,000,000 for tax purposes as of December 31, 2001 to offset future taxable income, which expire through 2021. Annual utilization of the Company's net operating loss carryforwards will be limited due to a change in ownership control of the company's common stock which took place in 2002 as more fully explained in Note 10 to the consolidated financial statements.

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


                                      16
------------------------------------------------------------------------------

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


                                      17
------------------------------------------------------------------------------

         CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas Kearney, the Principal Financial Officer of VitalLabs,
Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this annual report;

4. The Registrants other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the year in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrants other certifying officers and I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

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

6. The Registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal
     controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including
     any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 10, 2003               /s/ Thomas Kearney
                                    --------------------------------------
                                       Thomas Kearney
                                       Chief Financial Officer





         CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Edwin B. Salmon, Jr., the Principal Executive Officer of VitalLabs, Inc. (the "Company"), certify that:

1.   I have reviewed this annual report on Form 10-KSB/A of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary
     to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the years presented in this annual report;

4. The Registrants other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant
and
     have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the year in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my
          evaluation as of the Evaluation Date;

5. The Registrants other certifying officers and I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

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

6. The Registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal
     controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including
     any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 10, 2003               /s/ Edwin B. Salmon, Jr.
                                     --------------------------------------
                                       Edwin B. Salmon, Jr.
                                       Chief Executive Officer

         CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO

                  18 U.S.C 1350, AS ADOPTED PURSUANT TO

               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report on Form 10KSB/A of VitalLabs, Inc. (the Company) for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof (the Report), Thomas Kearney, the Principal Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d)
     of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: March 10, 2003               /s/ Thomas Kearney
                                     --------------------------------------
                                       Thomas Kearney
                                       Chief Financial Officer

This certification accompanies the Report pursuant to 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of 18 of the Securities Exchange Act of 1934, as amended.